Form 10-Q
period 1996-05-31
ENTERTAINMENT MEDIA ACQUISITION CORP
filed 1996-07-15
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 1996
                               ----------------------------------------------

                                      OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ------------------

              Commission file number                  0-25308
                                                  ---------------

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                            13-3751702
- -----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Bannon & Co., Inc., 202 North Canon Drive, Beverly Hills, California     90210
- --------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code   (310) 276-7929
                                                  ---------------------------

            Former name, former address and former fiscal year, if
                          changed since last report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,600,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of May 31, 1996.

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION

                        Index to May 31, 1996 Form 10-Q
- -----------------------------------------------------------------------------


                                                                        Page
                                                                        ----
                        Part I -- Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance sheets...................................................4

         Statements of operations.........................................5

         Statements of common stock,
           common stock subject to possible
           conversion, preferred stock, additional
           paid-in capital and retained earnings (deficit)................6

         Statements of cash flows.........................................7

         Summary of Accounting Policies...................................8

         Notes to financial statements...................................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................15


                         Part II -- Other Information


Item 1.  Legal Proceedings...............................................17

Item 2.  Changes in Securities...........................................17

Item 3.  Defaults Upon Senior Securities.................................17

Item 4.  Submission of Matters to a Vote of Security Holders.............17

Item 5.  Other Information...............................................17

Item 6.  Exhibits and Reports on Form 8-K................................17

         Signatures......................................................19

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                                Balance Sheets

- ------------------------------------------------------------------------------

                                                                                                             May 31,
                                                                              November 30,                     1996
                                                                                  1995                     (unaudited)
- ---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                      $   501,763                  $   239,687
U.S. Government security deposited in Trust Fund and accrued
   interest thereon (Note 1)                                                    10,667,644                   10,930,166
Prepaid expenses and other current assets                                           70,633                       23,832
Deferred merger costs (Note 7)                                                           -                      257,880
Organization costs, less accumulated amortization of $5,820 and
   $17,460                                                                          32,982                       21,342
- ---------------------------------------------------------------------------------------------------------------------------
                                                                               $11,273,022                  $11,472,907
- ---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Accrued expenses and taxes                                                     $    96,722                  $   222,861
Commitment (Note 4)
Common stock, subject to possible conversion, 419,790 shares at
   conversion value (Note 1)                                                     2,132,462                    2,184,940
Common stock, $.001 par value - shares authorized 20,000,000;
   outstanding 2,600,000 for each period (which includes 419,790
   shares subject to possible conversion) (Notes 2 and 6)                            2,180                        2,180
Additional paid-in capital                                                       9,047,741                    9,047,741
Retained earnings (deficit) accumulated during the development
   stage                                                                            (6,083)                      15,185
- ---------------------------------------------------------------------------------------------------------------------------
                                                                               $11,273,022                  $11,472,907
- ---------------------------------------------------------------------------------------------------------------------------
                                                                            See accompanying summary of accounting policies
                                                                                         and notes to financial statements.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                      Statements of Operations
                                                                   (Unaudited)

- ------------------------------------------------------------------------------


                                                                                                                   Period
                                           Three months ended                       Six months ended             December 9,
                                                May 31,                                  May 31,                     1993
                                ----------------------------------------   -----------------------------------   (inception)
                                                                                                                  to May 31,
                                        1995               1996                     1995              1996           1996
- ------------------------------------------------------------------------   ---------------------------------------------------
Income:
   Interest                           $  161,179          $  137,472          $  161,179        $  284,981        $760,065
- ------------------------------------------------------------------------------------------------------------------------------
Expenses:
   General and administrative
      expenses                            36,931              35,101              74,551            61,175         199,970
   Insurance                              27,300              23,400              27,300            46,800         120,900
   Occupancy (Note 4)                     15,000              15,000              15,000            30,000          75,667
   Amortization of financing
      costs, debt discount
      and organization costs               1,940               5,820               7,107            11,640          48,460
   State franchise taxes                   7,500               4,500               9,433            10,920          29,353
   Interest (Note 3)                           -                   -               3,569                 -          16,069
- ------------------------------------------------------------------------------------------------------------------------------
        Total expenses                    88,671              83,821             136,960           160,535         490,419
- ------------------------------------------------------------------------------------------------------------------------------
        Net income before
           taxes on income                72,508              53,651              24,219           124,446         269,646
Taxes on income:
   Federal                                     -              16,000                   -            38,000          77,000
   State                                       -               6,200                   -            12,700          32,700
- ------------------------------------------------------------------------------------------------------------------------------
Net income for the period             $   72,508          $   31,451         $    24,219        $   73,746        $159,946
- -----------------------------------------------------------------------------------------------------------------------------
Net income per share                  $      .03          $      .01         $       .02        $      .03
- ------------------------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                  2,600,000           2,600,000           1,584,615         2,600,000
- ------------------------------------------------------------------------------------------------------------------------------
                                                                               See accompanying summary of accounting policies
                                                                                             and notes to financial statements.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

      Statements of Common Stock, Common Stock Subject to Possible Conversion, Preferred Stock, Additional Paid-In Capital and Retained Earnings (Deficit)

- -----------------------------------------------------------------------------
Period December 9, 1993 (inception) to May 31, 1996
- -----------------------------------------------------------------------------

                                                                               Common stock, subject
                                                        Common stock           to possible conversion       Preferred stock
                                                     -------------------      ------------------------    -------------------
                                                       Number                   Number                      Number
                                                     of shares    Amount      of shares        Amount     of shares     Amount
- ------------------------------------------------------------------------------------------------------------------------------
Balance, December 9, 1993 (inception)                      -     $    -           -      $        -          -        $  -
Original issuance of common stock                    500,000        500           -               -          -           -
Issuance of warrants to purchase common
   stock                                                   -          -           -               -          -           -
Net loss for the period                                    -          -           -               -          -           -
- ------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1994                           500,000        500           -               -          -           -
Sale of 2,100,000 units, net of underwriting
   discount and offering expenses                  1,680,210      1,680     419,790       2,040,179          -           -
Accretion of conversion value of common
   stock                                                   -          -           -          92,283          -           -
Net income for the year                                    -          -           -               -          -           -
- ------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1995                         2,180,210      2,180     419,790       2,132,462          -           -
Accretion of conversion value of common
   stock (unaudited)                                       -          -           -          52,478          -           -
Net income for the period (unaudited)                      -          -           -               -          -           -
- ------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996 (unaudited)                  2,180,210     $2,180     419,790      $2,184,940          -        $  -
- ------------------------------------------------------------------------------------------------------------------------------

                                                                          Retained
                                                                          earnings
                                                                         (deficit)
                                                                         accumulated
                                                       Additional        during the
                                                        paid-in          development
                                                        capital             stage
- ------------------------------------------------------------------------------------
Balance, December 9, 1993 (inception)                 $        -         $      -
Original issuance of common stock                         24,500                -
Issuance of warrants to purchase common
   stock                                                  15,000                -
Net loss for the period                                        -          (45,815)
- ------------------------------------------------------------------------------------
Balance, November 30, 1994                                39,500          (45,815)
Sale of 2,100,000 units, net of underwriting
   discount and offering expenses                      9,008,241                -
Accretion of conversion value of common
   stock                                                       -          (92,283)
Net income for the year                                        -          132,015
- ------------------------------------------------------------------------------------
Balance, November 30, 1995                             9,047,741           (6,083)
Accretion of conversion value of common
   stock (unaudited)                                           -          (52,478)
Net income for the period (unaudited)                          -           73,746
- ------------------------------------------------------------------------------------
Balance, May 31, 1996 (unaudited)                     $9,047,741         $ 15,185
- ------------------------------------------------------------------------------------

                               See accompanying summary of accounting policies
                                            and notes to financial statements.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                      Statements of Cash Flows
                                                                   (Unaudited)
- ------------------------------------------------------------------------------

                                                                                                         Period
                                                                         Six months ended              December 9,
                                                                              May 31,                1993 (inception)
                                                                    ---------------------------         to May 31,
                                                                       1995             1996               1996
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                     $     24,219        $ 73,746       $    159,946
- ---------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
        Amortization                                                     7,107           11,640            48,460
        Decrease (increase) in prepaid expenses                       (118,100)          46,801           (23,832)
        Decrease in accrued interest on notes payable                  (12,500)               -                 -
        Increase in accrued expenses and taxes                          93,141          126,139           222,861
- ---------------------------------------------------------------------------------------------------------------------
           Total adjustments                                           (30,352)         184,580           247,489
- ---------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                    (6,133)         258,326           407,435
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   U.S. Government security deposited in Trust Fund
      and accrued interest thereon                                 (10,366,053)        (262,522)      (10,930,166)
   Deferred merger costs                                                     -         (257,880)         (257,880)
- ---------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                   (10,366,053)        (520,402)      (11,188,046)
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from notes payable and issuance of warrants                      -                -           150,000
   Proceeds from public offering of 2,100,000 units, net
      of underwriting discount and offering expenses                11,050,100                -        11,050,100
   Repayment of notes payable                                         (150,000)               -          (150,000)
   Proceeds from sale of shares of common stock to
      founding stockholders                                                  -                -            25,000
   Deferred registration and financing costs                           161,808                -           (16,000)
   Organization costs                                                  (38,802)               -           (38,802)
- ---------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                11,023,106                -        11,020,298
- ---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   650,920         (262,076)          239,687
Cash and cash equivalents, beginning of period                          35,062          501,763                 -
- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $    685,982        $ 239,687      $    239,687
- ---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Cash paid for:
      Interest                                                    $     16,069        $       -      $     16,069
      Income taxes                                                       1,465                -            61,690
- ---------------------------------------------------------------------------------------------------------------------
                                                                      See accompanying summary of accounting policies
                                                                                   and notes to financial statements.

                                   7

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                Summary of Accounting Policies

- ------------------------------------------------------------------------------


Income Taxes            The Company follows Statement of Financial Accounting
                        Standards No. 109 ("SFAS No. 109"), "Accounting for
                        Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.



Organization Costs      Organization costs are being amortized over 60 months.



Net Income Per Share    Net income per common share is computed on
                        the basis of the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock warrants and options.



Cash Equivalents        For purposes of the statements of cash flows,
                        the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



Trust Fund              U.S. Government security deposited in Trust Fund at
                        November 30, 1995 represents a U.S. Treasury Bill purchased on November 16, 1995 and maturing on February 15, 1996. The cost of the security was $10,643,367. U.S. Government security deposited in Trust Fund at May 31, 1996 represents a U.S. Treasury
                        Bill purchased on May 16, 1996 and maturing on July
                        11, 1996. The cost of the security was $10,906,232.



Use of Estimates        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                Summary of Accounting Policies

- ------------------------------------------------------------------------------


Interim Results (unaudited)       The accompanying balance sheet as of
                                  May 31, 1996 and the related statements of operations, common stock, common stock subject to possible conversion, preferred stock, additional paid-in capital, retained earnings (deficit) and cash flows for the periods ending May 31, 1995 and 1996 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial data for such periods. The interim operating results are not necessarily indicative of the results for a full year.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                 Notes to Financial Statements

- ------------------------------------------------------------------------------


1.   Organization and        Entertainment/Media Acquisition Corporation
     Business Operations     (the "Company") was incorporated in Delaware
                             on December 9, 1993 with the objective of acquiring an operating business engaged in the entertainment/media industry. The
                             Company's founding stockholders purchased 625,000 common shares, $.001 par value, for $25,000. The
                             Company has selected November 30 as its fiscal year-end. During December 1994, 125,000 shares were returned to the Company, for no consideration, by the founding stockholders which reduced the common stock outstanding to 500,000 shares and adjusted the founding stockholders' percentage ownership to 20% of the common stock expected to be outstanding after the Company's initial public offering ("Offering"). This return of shares has been retroactively reflected in the financial statements.

                             The registration statement for the Company's
                             Offering was effective February 16, 1995. The Company consummated the Offering on February 27, 1995 and raised net proceeds of $11,050,100 (Note
                             2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this offering, although substantially all of the net proceeds of this offering are intended to be generally applied toward consummating a business combination with an operating business engaged in the entertainment/media industry ("Business
                             Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. $10,206,000 was placed in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. Government securities with maturities of 180 days or less. The remaining proceeds are being used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                 Notes to Financial Statements

- ------------------------------------------------------------------------------

                             The Company has signed a definitive agreement for the acquisition of a target business and will submit such transaction for stockholder approval (see Note 7). All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders") have agreed to vote the shares of common stock owned by them immediately prior to the effective date of the Offering in accordance with the vote of the majority of all other shares of common stock ("Public Shares") voted on in any Business Combination. The holders of the Public Shares are referred to herein as the "Public Stockholders". After consummation of the Company's first Business Combination, this voting safeguard will no longer be applicable.

                             With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares held by Public Stockholders. The Company will not consummate a Business Combination if 20% or more in interest of the Public Stockholders exercise their conversion rights. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may have their shares converted to cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet at the conversion value.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                 Notes to Financial Statements

- ------------------------------------------------------------------------------



                             The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. Upon the signing of the definitive merger agreement (Note 7), such extension criteria were satisfied. In the event of liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).



2.   Public Offering         On February 27, 1995, the Company sold 2,100,000
                             units ("Units") in the Offering which included
                             100,000 units of the 300,000 units subject to the underwriter's overallotment option. Each Unit consists of one share of the Company's common stock, $.001 par value, and two Redeemable Common
                             Stock Purchase Warrants ("Warrants"). Each
                             Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the later of one year from the effective date of the Offering or the consummation of a Business
                             Combination and ending seven years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued to the underwriter an option to purchase 200,000 units at an exercise price of $9.90 per unit. In addition, the warrants underlying such units are exercisable at $5.85 per share.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                 Notes to Financial Statements

- ------------------------------------------------------------------------------



3.   Notes Payable           The Company issued an aggregate of $150,000 of
                             promissory notes to certain accredited investors.
                             These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Company's Offering with accrued interest thereon of $16,069. In addition, the investors were issued 300,000 warrants (valued at $.05 per warrant - aggregate $15,000) which are identical to the Warrants discussed in Note 2, except that they are only redeemable by the Company beginning
                             90 days after the consummation of a Business
                             Combination.



4.   Commitment              The Company presently occupies office space
                             provided by a company affiliated with certain officers and directors of the Company. Such company has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has been paying $5,000 per month for such services commencing on the effective date of the Offering.



5.   Preferred Stock         The Company is authorized to issue 1,000,000
                             shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.



6.   Common Stock            At May 31, 1996, 5,100,000 shares of common
                             stock were reserved for issuance upon exercise of redeemable warrants, underwriter's warrants and options.

                                   Entertainment/Media Acquisition Corporation
                                      (a corporation in the development stage)

                                                 Notes to Financial Statements

- ------------------------------------------------------------------------------

7.   Proposed Merger         On July 2, 1996, the Company entered into a
                             definitive merger agreement with Overseas
                             Filmgroup, Inc. The approximately $24 million merger consideration, to be paid to Overseas
                             Filmgroup shareholders, consists of (i) 3,177,778
                             shares of the Company's common stock, (ii) $1.5 million in cash, (iii) a $2.0 million, 9%, five-year note, and (iv) the repayment of $3.5 million in loans.

                             The merger is subject to a number of conditions, including approval by the stockholders of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Entertainment/Media Acquisition Corporation ("Company") is a Specified Purpose Acquisition Company, the objective of which is to acquire an operating business in the entertainment and media industry. On July 2, 1996, the Company and Overseas Filmgroup, Inc. ("Overseas") jointly announced that the Company had entered into a definitive merger agreement with Overseas and its founders and majority stockholders, Ellen Dinerman Little and Robert B. Little. The merger consideration to be paid to Overseas shareholders consists of (i) 3,177,178 shares of the Company's common stock, (ii) $1.5 million in cash, (iii) a $2.0 million, 9%, five-year note, and (iv) the repayment of $3.5 million in loans.


         In February 1994, the Company raised $150,000 in bridge financing ("Bridge Financing") in order to pay certain organizational expenses, the costs of the Bridge Financing and certain costs of its initial public offering ("Offering"). Seven investors in the Bridge Financing loaned an aggregate of $150,000 to the Company and were issued promissory notes in that amount, bearing interest at the rate of 10% per annum and payable at the consummation of the Offering.

         The Company's Offering was consummated on February 27, 1995, and raised net proceeds of $11,050,100 after payment of Offering expenses.

         The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this offering are intended to be applied toward consummating a business combination with an operating business in the entertainment and media industry. There is no assurance that the Company will be able to successfully effect a business combination. A majority of the net proceeds ($10,206,000) was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Company. The Trust Fund indenture limits investments to United States government securities. The remaining proceeds are being used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

         In the event the Company does not consummate a business combination within 18 months from the consummation of the Offering, or 24 months if certain criteria are met, the Company will be dissolved and will distribute to all public stockholders, in proportion to their respective equity interests in the Company, an aggregate sum equal to the amount in the Trust Fund plus any remaining net assets of the Company. Upon the signing of the definition merger agreement with Overseas (see Item 5), such extension criteria were satisfied. A public stockholder also is entitled to have his shares of the Company's Common Stock converted to cash by the Company in connection with a business combination which the stockholder votes against but which is consummated by the Company.

         Substantially all of the Company's working capital needs subsequent to the Offering have been attributable to the identification, evaluation and selection of a suitable target business and the structuring, negotiation and consummation of the proposed business combination with Overseas. Such working capital needs have been satisfied from the net proceeds of the Offering not deposited in the Trust Fund.

         During the three month period ended May 31, 1996, the Company incurred expenses of $83,821, including expenses related to general and administrative, insurance, and occupancy. The Company received $137,472 in interest income from the Trust Fund and from cash and cash equivalents not held in the Trust Fund during this period.

                         PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           See attached press release.

           On July 2, 1996, the Company and Overseas Filmgroup, Inc. ("Overseas") jointly announced that the Company had entered into a definitive merger agreement with Overseas and its founders and majority stockholders, Ellen Dinerman Little and Robert B. Little. The merger consideration to be paid to Overseas shareholders consists of (i) 3,177,178 shares of the Company's common stock, (ii) $1.5 million in cash, (iii) a $2.0 million, 9%, five-year note, and (iv) the repayment of $3.5 million in loans. For more information, see the attached press release and Exhibit 10.7, attached hereto.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits


Exhibit
No.

3.1 Registrant's Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-83624
                ("Registrant's Registration Statement")).



3.2 Registrant's By-laws (incorporated by reference to exhibit 3.2 to the Registrant's Registration Statement).

4.1 Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).

4.2 Form of Warrant Certificate (incorporated by reference to exhibit 4.2 to the Registrant's Registration Statement).

4.3 Form of Unit Purchase Option granted to Underwriters (incorporated by reference to exhibit 4.3 to the Registrant's Registration Statement).

4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 4.4 to the Registrant's Registration Statement).

10.1 Agency Agreement dated as of December 10, 1993 between the Registrant and GKN Securities Corp., and amendments thereto (without schedules)(incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).

10.2 Letter Agreement among each of the Stockholders of the Registrant, the Registrant and GKN Securities Corp. (without schedules)(incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).

10.3 Form of Warrant issued in Bridge Financing (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.4            Form of Investment Management Trust Agreement between U.S.
                Trust and the Registrant (incorporated by reference to exhibit
                10.5 to the Registrant's Registration Statement).

10.5 Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).

10.6            Letter Agreement regarding administrative support
                (incorporated by reference to exhibit 10.7 to the Registrant's Registration Statement).

10.7 Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little.


         (b)    Reports on Form 8-K

                No reports on Form 8-K.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ENTERTAINMENT/MEDIA
                                 ACQUISITION CORPORATION
                                         (Registrant)



Date: July 12, 1996               /s/ Jeffrey A. Rochlis
                                 -----------------------
                                 Jeffrey A. Rochlis
                                 Chief Executive Officer and President




Date: July 12, 1996               /s/ Scot K. Vorse
                                 -------------------
                                 Scot K. Vorse
                                 Vice President - Finance
                                 (Principal Financial and Accounting Officer), Treasurer and Secretary

                               Jafonni & Collins
                                 INCORPORATED

News Announcement

           (EW)(OVERSEAS-FILMGRP/EMAC)(EMAC) Overseas Filmgroup to merge with Entertainment/Media Acquisition Corporation

           LOS ANGELES -- (ENTERTAINMENT WIRE) -- July 2, 1996 -- Entertainment/Media Acquisition Corporation (EMAC) (Nasdaq BB: EMAC, EMACU, EMACW) and Overseas Filmgroup, Inc. jointly announced today that EMAC has entered into a definitive merger agreement with Overseas Filmgroup, Inc. and its founders and majority stockholders, Ellen Dinerman Little and Robert B. Little. The approximately $24 million merger consideration, to be paid to Overseas Filmgroup shareholders, consists of (i) 3,177,778 shares of EMAC common stock (based on the $5.25 average of the closing bid and asked prices on June 28, 1996), (ii) $1.5 million in cash, (iii) a $2.0 million, 9% five-year note, and (iv) the repayment of $3.5 million in loans.

           The resulting entity would retain the Overseas Filmgroup, Inc. corporate name and would have approximately 5.78 million primary shares outstanding.

           Headquartered in Los Angeles, Overseas Filmgroup, Inc. is a leading independent motion picture distribution company specializing in the acquisition and worldwide distribution of independently produced feature films of all genres. While historically the Company has focused on international distribution, in 1993 Overseas launched First Look Pictures, its domestic theatrical releasing operation. For the year ended December 31, 1995, the Company had revenues of $21.7 million and operating income of $2.6 million. Since its formation in 1980, Overseas Filmgroup has built a feature film library of over 170 titles.

           Overseas Filmgroup's recent films include the Academy Award winning Antonia's Line, Academy Award-nominated The Scent of Green Papaya, John Sayle's highly acclaimed The Secret of Roan Inish and The Prophecy, starring Christopher Walken. Upcoming releases include The Big Squeeze, starring Lara Flynn Boyle, scheduled for release later this summer and Infinity, a love story directed by Matthew Broderick, starring Broderick and Patricia Arquette, scheduled for release this fall. In addition, the Company developed and served as executive producer of the Golden Globe and Academy Award-nominated Richard III.

           Pursuant to the merger agreement, Ellen Dinerman Little and Robert
B. Little will serve as the Co-Chairs of the Board and Co-Chief Executive Officers of the combined company and will enter into five-year employment agreements which include a grant of options to purchase an aggregate of 2.2 million shares of EMAC common Stock, subject to certain vesting requirements. William F. Lischak, Chief Operating Officer and Chief Financial Officer of Overseas Filmgroup, will retain those titles in the combined organization. Mr. Lischak and one other individual to be designated by the Littles will be appointed to the Board of Directors.

           Stephen K. Bannon, Chairman of Entertainment/Media Acquisition Corporation will Vice Chairman of the Board and Chairman of the Executive Committee. Jeffrey A. Rochlis and Scot K. Vorse, current EMAC Board members, will also continue as Board members the combined company.

           Commenting on the merger, Ellen Dinerman Little, said, "Overseas Filmgroup's ability to pursue opportunities in the independent film industry will be significantly enhanced through the capital available from the merger. This will reinforce our strategy of nurturing talent and distributing quality projects we perceive as innovative and marketable."

           Robert B. Little, commented, "We are delighted with the prospects of becoming a public company and are committed to pursuing prudent growth opportunities which strengthen our range of industry relationships and experience."

           Stephen K. Bannon stated, "This merger fulfills our objective to seek out and merge EMAC's capital base with an entertainment company that combines high quality library asset accumulation with sustained cash flow and profitability. Overseas Filmgroup's proven strategy and management, with the addition of EMAC's growth capital, should position the Company for continued growth and success."

           With $11.3 million in current assets and no debt as of February 29, 1996, Beverly Hills- based Entertainment/Media Acquisition Corporation is a publicly-traded Specified Purpose Acquisition Corporation formed to enter into a business combination with an operating business in the entertainment and media industry.

           This press release contains forward-looking statements regarding future events and the future financial performance of Entertainment/Media Acquisition Corporation and the combined company. These statements are only predictions and the actual events or results may differ materially. Please refer to the documents that Entertainment/Media Acquisition Corporation files from time to time with the Securities and Exchange Commission. These documents contain and identify important factors that could cause the actual results to differ materially from those contained int he forward-looking statements.

           CONTACT:        William F. Lischak
                           Chief Operating Officer, Chief Financial Officer Overseas Filmgroup, Inc.
                           310/855-1475
                                    or
                           Stephen K. Bannon
                           Chairman
                           Entertainment/Media Acquisition Corporation
                           310/276-7929
                                    or
                           Joseph N. Jaffoni, David C. Collins
                           Jaffoni & Collins Incorporated
                           212/505-3015 or jciir@aol.com

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION

                                 Exhibit Index


Exhibit
No.

3.1 Registrant's Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33- 83624 ("Registrant's Registration Statement")).

3.2 Registrant's By-laws (incorporated by reference to exhibit 3.2 to the Registrant's Registration Statement).

4.1 Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-83624 ("Registrant's Registration Statement")).

4.2 Form of Warrant Certificate (incorporated by reference to exhibit 4.2 to the Registrant's Registration Statement).

4.3 Form of Unit Purchase Option granted to Underwriters (incorporated by reference to exhibit 4.3 to the Registrant's Registration Statement).

4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit
              4.4 to the Registrant's Registration Statement).

10.1 Agency Agreement dated as of December 10, 1993 between the Registrant and GKN Securities Corp., and amendments thereto (without schedules)(incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).

10.2 Letter Agreement among each of the Stockholders of the Registrant, the Registrant and GKN Securities Corp. (without schedules)(incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).

10.3 Form of Warrant issued in Bridge Financing (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.4          Form of Investment Management Trust Agreement between U.S.
              Trust and the Registrant (incorporated by reference to exhibit
              10.5 to the Registrant's Registration Statement).

10.5 Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).

10.6 Letter Agreement regarding administrative support (incorporated by reference to exhibit 10.7 to the Registrant's Registration Statement).

10.7 Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little.