Form 10-Q
period 1996-08-31
ENTERTAINMENT MEDIA ACQUISITION CORP
filed 1996-10-15
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               August 31, 1996
                               ------------------------------------------------

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                      Commission file number      0-25308
                                             -----------------

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                13-3751702
-------------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

c/o Bannon & Co., Inc., 202 North Canon Drive,
Beverly Hills, California                                            90210
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code   (310) 276-7929
                                                   ------------------

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,600,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of August 31, 1996.

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION

                      Index to August 31, 1996 Form 10-Q

-------------------------------------------------------------------------------

                                                                         Page
                        Part I -- Financial Information                  ----

Item 1.  Financial Statements (Unaudited)

         Balance sheets.................................................   4

         Statements of operations.......................................   5

         Statements of common stock,
              common stock subject to possible
              conversion, preferred stock, additional
              paid-in capital and retained earnings (deficit)...........   6

         Statements of cash flows.......................................   7

         Summary of Accounting Policies.................................   8

         Notes to financial statements..................................  10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  15

                         Part II -- Other Information

Item 1.  Legal Proceedings..............................................  17

Item 2.  Changes in Securities..........................................  17

Item 3.  Defaults Upon Senior Securities................................  17

Item 4.  Submission of Matters to a Vote of Security Holders............  17

Item 5.  Other Information..............................................  17

Item 6.  Exhibits and Reports on Form 8-K...............................  17

         Signatures.....................................................  19

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                   ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)


                                                                BALANCE SHEETS

===================================================================================================================================
                                                                                                                    August 31,
                                                                                      November 30,                     1996
                                                                                          1995                     (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                            $   501,763                  $   112,590
U.S. Government security deposited in Trust Fund and accrued
   interest thereon (Note 1)                                                          10,667,644                   11,069,994
Prepaid expenses and other current assets                                                 70,633                       15,575
Deferred merger costs (Note 7)                                                                 -                      360,829
Organization costs, less accumulated amortization of $5,820 and
   $23,280                                                                                32,982                       15,522
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $11,273,022                  $11,574,510
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and taxes                                                           $    96,722                  $   309,117
Commitment (Note 4)
Common stock, subject to possible conversion, 419,999 shares at
   conversion value (Note 1)                                                           2,132,462                    2,212,892
Common stock, $.001 par value - shares authorized 20,000,000;
   outstanding 2,600,000 for each period (which includes 419,999
   shares subject to possible conversion) (Notes 2 and 6)                                  2,180                        2,180
Additional paid-in capital                                                             9,047,741                    9,047,741
Retained earnings (deficit) accumulated during the development
   stage                                                                                  (6,083)                       2,580
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $11,273,022                  $11,574,510
---------------------------------------------------------------------------------------------------------------------------------

                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                    ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)


                                                       STATEMENTS OF OPERATIONS
                                                             (Unaudited)

==================================================================================================================================
                                                                                                                       Period
                                              Three months ended                       Nine months ended          December 9, 1993
                                                  August 31,                              August 31,               (inception) to
                                   ----------------------------------------   -----------------------------------     August 31,
                                               1995                1996                1995              1996            1996
---------------------------------------------------------------------------   ----------------------------------------------------
INCOME:
   Interest                               $ 163,777           $ 141,821           $ 324,956         $ 426,802           $901,886
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
   General and administrative
      expenses                               20,740              64,260              95,291           125,435            264,230
   Insurance                                 23,400              23,394              50,700            70,194            144,294
   Occupancy (Note 4)                        15,000              15,000              30,000            45,000             90,667
   Amortization of financing
      costs, debt discount and
      organization costs                      1,940               5,820               9,047            17,460             54,280
   State franchise taxes                      4,500               4,500              13,933            15,420             33,853
   Interest (Note 3)                              -                   -               3,569                 -             16,069
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL EXPENSES                       65,580             112,974             202,540           273,509            603,393
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME BEFORE
           TAXES ON INCOME                   98,197              28,847             122,416           153,293            298,493
TAXES ON INCOME:
   Federal                                   15,000              10,500              15,000            48,500             87,500
   State                                      8,000               3,000               8,000            15,700             35,700
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                 $  75,197           $  15,347           $  99,416         $  89,093           $175,293
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                      $     .03           $     .01           $     .05         $     .03
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                     2,600,000           2,600,000           1,925,470         2,600,000
----------------------------------------------------------------------------------------------------------------------------------



                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                   ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)



      STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO POSSIBLE CONVERSION, REFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

==================================================================================================================================

Period December 9, 1993 (inception) to August 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Retained
                                                                                                                       earnings
                                                              Common stock, subject                                   (deficit)
                                             Common stock     to possible conversion   Preferred stock              accumulated
                                         ------------------- ------------------------ -----------------  Additional  during the
                                            Number               Number                  Number             paid-in development
                                          of shares  Amount   of shares      Amount   of shares  Amount     capital       stage
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 9, 1993 (INCEPTION)             -  $    -           -   $       -           -    $  -  $        -   $      -
Original issuance of common stock           500,000     500           -           -           -       -      24,500          -
Issuance of warrants to purchase common
   stock                                          -       -           -           -           -       -      15,000          -
Net loss for the period                           -       -           -           -           -       -           -    (45,815)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 1994                  500,000     500           -           -           -       -      39,500    (45,815)
Sale of 2,100,000 units, net of
   underwriting discount and
   offering expenses                      1,680,001   1,680     419,999   2,040,179           -       -   9,008,241          -
Accretion of conversion value of common
   stock                                          -       -           -      92,283           -       -           -    (92,283)
Net income for the year                           -       -           -           -           -       -           -    132,015
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 1995                2,180,001   2,180     419,999   2,132,462           -       -   9,047,741     (6,083)
Accretion of conversion value of common
   stock (unaudited)                              -       -           -      80,430           -       -           -    (80,430)
Net income for the period (unaudited)             -       -           -           -           -       -           -     89,093
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1996 (UNAUDITED)      2,180,001  $2,180     419,999  $2,212,892           -    $  -  $9,047,741   $  2,580
-------------------------------------------------------------------------------------------------------------------------------



                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)



                                                                                                                       Period
                                                                                Nine months ended                    December 9,
                                                                                   August 31,                     1993 (inception)
                                                               ----------------------------------------------       to August 31,
                                                                             1995                  1996                 1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $     99,416           $   89,093          $    175,293
---------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization                                                            9,047               17,460                54,280
        Decrease (increase) in prepaid expenses                               (89,700)              55,058               (15,575)
        Decrease in accrued interest on notes payable                         (12,500)                   -                     -
        Increase in accrued expenses and taxes                                     92              212,395               309,117
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL ADJUSTMENTS                                                  (93,061)             284,913               347,822
---------------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,355              374,006               523,115
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   U.S. Government security deposited in Trust Fund
      and accrued interest thereon                                        (10,523,782)            (402,350)          (11,069,994)
   Deferred merger costs                                                            -             (360,829)             (360,829)
---------------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                          (10,523,782)            (763,179)          (11,430,823)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and issuance of warrants                             -                    -               150,000
   Proceeds from public offering of 2,100,000 units, net
      of underwriting discount and offering expenses                       11,050,100                    -            11,050,100
   Repayment of notes payable                                                (150,000)                   -              (150,000)
   Proceeds from sale of shares of common stock to
      founding stockholders                                                         -                    -                25,000
   Deferred registration and financing costs                                  161,808                    -               (16,000)
   Organization costs                                                         (38,802)                   -               (38,802)
---------------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       11,023,106                    -            11,020,298
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          505,679             (389,173)              112,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 35,062              501,763                     -
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    540,741          $   112,590          $    112,590
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Cash paid for:
      Interest                                                           $     16,069          $         -          $     16,069
      Income taxes                                                              1,465               28,952                90,442
---------------------------------------------------------------------------------------------------------------------------------




                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                    ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                 SUMMARY OF ACCOUNTING POLICIES


===============================================================================

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



TRUST FUND                U.S. Government security deposited in Trust Fund
                          at November 30, 1995 represents a U.S. Treasury Bill purchased on November 16, 1995 and maturing on February 15, 1996. The cost of the security was $10,643,367. U.S. Government security deposited in Trust Fund at August 31, 1996 represents a U.S.
                          Treasury Bill purchased on July 11, 1996 and maturing on September 12, 1996. The cost of the security was $10,989,601.



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

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                  SUMMARY OF ACCOUNTING POLICIES

===============================================================================

INTERIM RESULTS           The accompanying balance sheet as of August  31, 1996
                          and the related statements of operations, common stock, common stock subject to possible conversion, preferred stock, additional paid-in capital, retained earnings (deficit) and cash flows for the periods ending August 31, 1995 and 1996 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial data for such periods. The interim operating results are not necessarily indicative of the results for a full year.

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

===============================================================================

    1.   ORGANIZATION AND               Entertainment/Media Acquisition
         BUSINESS OPERATIONS            Corporation (the "Company") was
                                        incorporated in Delaware on December 9,
                                        1993 with the objective of acquiring an
                                        operating business engaged in the
                                        entertainment/media industry. The
                                        Company's founding stockholders
                                        purchased 625,000 common shares, $.001
                                        par value, for $25,000. The Company has
                                        selected November 30 as its fiscal
                                        year-end. During December 1994, 125,000
                                        shares were returned to the Company, for no consideration, by the founding stockholders which reduced the common stock outstanding to 500,000 shares and adjusted the founding stockholders' percentage ownership to 20% of the common stock expected to be outstanding after the Company's initial public offering ("Offering"). This return of shares has been retroactively reflected in the financial statements.

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

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

===============================================================================

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

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

===============================================================================

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

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

===============================================================================

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



    6.   COMMON STOCK                   At August 31, 1996, 5,100,000 shares of
                                        common stock were reserved for issuance
                                        upon exercise of redeemable warrants,
                                        underwriter's warrants and options.

                                     ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

===============================================================================

    7.   PROPOSED MERGER                On July 2, 1996, the Company entered
                                        into a definitive merger agreement with
                                        Overseas Filmgroup, Inc., an
                                        independent distribution company that
                                        specializes in the acquisition and
                                        worldwide license and sale of
                                        distribution rights to independently
                                        produced feature films. The merger
                                        consideration, to be paid to Overseas
                                        Filmgroup shareholders, consists of (i)
                                        3,177,778 shares of the Company's
                                        common stock, (ii) $1.5 million in cash
                                        and (iii) a $2.0 million, 9%, five-year
                                        note. In addition, $3.5 million in
                                        shareholder loans will be repaid.

                                        The merger is subject to a number of
                                        conditions, including approval by the
                                        stockholders of the Company. Costs
                                        related to this proposed merger,
                                        primarily professional fees,
                                        aggregated $360,829 as of August 31,
                                        1996 and have been deferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Entertainment/Media Acquisition Corporation ("Company") is a Specified Purpose Acquisition Company, the objective of which is to acquire an operating business in the entertainment and media industry. On July 2, 1996, the Company and Overseas Filmgroup, Inc. ("Overseas") jointly announced that the Company had entered into a definitive merger agreement (the "Merger") with Overseas and its founders and majority stockholders, Ellen Dinerman Little and Robert B. Little. The merger consideration to be paid to Overseas shareholders consists of (i) 3,177,178 shares of the Company's common stock, (ii) $1.5 million in cash and (iii) a $2.0 million, 9%, five-year note. In addition, $3.5 million in shareholder loans will be repaid.

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

         The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this offering are intended to be applied toward consummating a business combination with an operating business in the entertainment and media industry. There is no assurance that the Company will be able to successfully effect a business combination. A majority of the net proceeds ($10,206,000) was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Company. The Trust Fund indenture limits investments to United States government securities. The remaining proceeds are being used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses. In the event that the Merger is not consummated, the Company may not have sufficient funds to pay for such expenses.

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

         During the three month period ended August 31, 1996, the Company incurred expenses of $112,974, including expenses related to general and administrative, insurance, and occupancy. The Company received $141,821 in interest income from the Trust Fund and from cash and cash equivalents not held in the Trust Fund during this period.

                         PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           On September 20, 1996, the Registrant, Overseas Filmgroup, Inc. ("Overseas") and Ellen Dinerman Little and Robert B. Little entered into an Amendment to the Merger Agreement among the Registrant, Overseas Filmgroup, Inc. ("Overseas") and Ellen Dinerman Little and Robert B. Little. See Exhibit
10.8 hereof for more information.

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

10.7 Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little (incorporated by reference to exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended May 31, 1996).

10.8 Amendment to Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little.

27                  Financial Data Schedule


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



                                   ENTERTAINMENT/MEDIA
                                   ACQUISITION CORPORATION
                                           (Registrant)



Date: October 14, 1996              /s/ Jeffrey A. Rochlis
                                   -----------------------
                                   Jeffrey A. Rochlis
                                   Chief Executive Officer and President




Date: October 14, 1996               /s/ Scot K. Vorse
                                   -------------------
                                   Scot K. Vorse
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer), Treasurer and Secretary

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

10.7 Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little (incorporated by reference to exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended May 31, 1996).

10.8 Amendment to Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little.

27             Financial Data Schedule.