Form 10-Q/A
period 1996-05-31
ENTERTAINMENT MEDIA ACQUISITION CORP
filed 1996-10-25
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                AMENDMENT NO. 1

                                      TO

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
                                                  ---------------

                  ENTERTAINMENT/MEDIA ACQUISITION CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                            13-3751702
-----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Bannon & Co., Inc., 202 North Canon Drive, Beverly Hills, California     90210
--------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code   (310) 276-7929
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



                                 ENTERTAINMENT/MEDIA
                                 ACQUISITION CORPORATION
                                         (Registrant)



Date: October 25, 1996       /s/ Jeffrey A. Rochlis
                                 -----------------------
                                 Jeffrey A. Rochlis
                                 Chief Executive Officer and President




Date: October 25, 1996       /s/ Scot K. Vorse
                                 -------------------
                                 Scot K. Vorse
                                 Vice President - Finance
                                 (Principal Financial and Accounting Officer), Treasurer and Secretary

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

10.7 Agreement of Merger among the Registrant, Overseas and Ellen Dinerman Little and Robert B. Little.*

27            Financial Data Schedule

---------------
* Previously filed.
                                      22