Form 10-K405
period 1996-12-31
OVERSEAS FILMGROUP INC
filed 1997-03-31
CIK 917079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(MARK ONE)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-25308


                            OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                          13-3751702
      (State or other                                    (I.R.S. Employer
jurisdiction of incorporation                           Identification No.)
      or organization)


         8800 SUNSET BLVD., THIRD FLOOR, LOS ANGELES, CA       90069
           (Address of principal executive offices)          (zip code)
       Registrant's telephone number, including area code:  (310) 855-1199

        Securities Registered Pursuant to Section 12(b) of the Act:  None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (title of class)
                        Warrants to Purchase Common Stock
                                (title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 24, 1997, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $8,065,625.

     The number of shares of Common Stock outstanding as of March 31, 1997 was 5,777,778.

                       DOCUMENTS INCORPORATED BY REFERENCE
       NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K (INCLUDING, WITHOUT LIMITATION, PARTS I, II AND
III) CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS. DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES FOR WHICH THE REGISTRANT ACQUIRES DISTRIBUTION RIGHTS AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE RESPONSE TO MOTION PICTURES DISTRIBUTED BY REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY REGISTRANT WITH THE SECURITIES AND EXCHANGE
COMMISSION.   THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD
NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.


ITEM 1.  BUSINESS

     Overseas Filmgroup, Inc., a Delaware corporation (the "Company") is an independent film company which specializes in the acquisition and worldwide license or sale of distribution rights to independently produced, feature films in a wide variety of genres (including action, "art-house," comedy, drama, foreign language, science fiction and thrillers). The Company's executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069, and its telephone number is (310) 855-1199.

BACKGROUND - THE OCTOBER 1996 MERGER

     The Company was incorporated in December 1993 under the name
Entertainment/Media Acquisition Corporation" as a Specified Purpose Acquisition Company-Registered Trademark-* in order to acquire an operating

---------------
* "Specified Purpose Acquisition Company" is a registered servicemark of GKN Securities Corp.

business in the entertainment and media industry by merger or other similar type of transaction. From inception until the October 1996 merger hereafter described, its operations were limited to organizational activities, completion of an initial public offering in February 1995, and the evaluation and negotiation of possible business combinations. On October 31, 1996, pursuant to an Agreement of Merger dated as of July 2, 1996, as amended as of September 20, 1996, among the Company, Overseas Filmgroup, Inc. - a privately-held Delaware corporation ("Pre-Merger Overseas"), and Ellen Dinerman Little and Robert B. Little (as amended, the "Merger Agreement"), the Company merged with Pre-Merger Overseas (the "Merger"), with the Company as the surviving corporation in the Merger. Upon consummation of the Merger, the Company changed its name to "Overseas Filmgroup, Inc.", and succeeded to the business and operations of Pre-Merger Overseas which had been established in 1980. Unless otherwise specifically indicated or the context otherwise requires, the term the "Company," refers to the Registrant, Overseas Filmgroup, Inc., and its wholly owned subsidiaries and references to the operations of the Company are to the operations of Pre-Merger Overseas through the date of the Merger and to the combined company following the Merger. In addition, the term "EMAC" is sometimes used herein to refer to the Registrant during the period from its inception as "Entertainment/Media Acquisition Corporation" until the Merger.

     The aggregate merger consideration paid by the Company to the three stockholders of Pre-Merger Overseas consisted of (i) 3,177,778 shares of the Company's common stock, par value $.001 per share ("Common Stock"), (ii) $1,500,000 in cash, and (iii) a $2,000,000, five year, secured promissory note (the "Merger Note"). The cash merger consideration was paid from the proceeds of a trust fund which held approximately 90% of the net proceeds of the Company's initial public offering. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     In connection with the Merger, the Company entered into a number of agreements with certain of the former stockholders and executive officers of Pre-Merger Overseas including a Lock-up and Registration Rights Agreement (see "Item 12 - Security Ownership of Certain Beneficial Owners and Management"), employment agreements and non-competition agreements (see "Item 11 - Executive Compensation - Employment and Related Agreements"), and a Tax Reimbursement Agreement (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Tax Related Matters"). The Company also adopted two stock option plans (see "Item 11 - Executive Compensation - Certain Information Concerning Stock Option Plans") and entered into certain arrangements regarding management of the Company including a Stockholders' Voting Agreement among certain stockholders of the Company (see "Item 10 - Directors and Executive Officers of the Registrant - Management Arrangements"). Upon consummation of the Merger, the Company adopted new Bylaws and amended and restated its Certificate of Incorporation to, among other things, change the Company's name, increase its authorized capital stock, and enact certain anti-takeover provisions, including, without limitation, a classified board of directors. Upon consummation of the Merger, the officers of the Company resigned their respective positions and new officers, consisting of the former officers of Pre-Merger Overseas, were appointed by the Company's new Board of Directors which had been elected at the Company's Special Meeting of Stockholders in lieu of 1996 Annual Meeting at which the Merger had been approved by the Company's stockholders (see "Item 4 - Submission of Matters To A Vote Of Security Holders" and "Item 10 - Directors and Executive Officers of the Registrant"). Following the Merger, the fiscal year of the Company was changed from November 30 to December 31 (Pre-Merger Overseas's fiscal year), effective for the fiscal year ending December 31, 1996. References in this Report to the Company's fiscal year are to the twelve month periods beginning January 1 and ending December 31 of each year. References in this Report to the Company's last fiscal year are to the twelve months ended December 31, 1996.

STRATEGIC OBJECTIVE

     The Company has accumulated a library of distribution rights in various media and markets to over 200 feature films. See "The Company's Film Library of Distribution Rights" below. Most of such motion pictures have had direct negative costs between $1,000,000 and $6,000,000. This is substantially below the average direct negative cost of films produced by the major studios, which was approximately $39,800,000 in 1996. The Company's primary focus has been the licensing of distribution rights (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors in the major international territories or regions. These activities accounted for approximately 72% of the Company's total revenues in 1996. The Company has been increasingly active, however, in the domestic (United States) market due to its increasing acquisition of domestic distribution rights. The Company engages directly in domestic theatrical distribution (booking motion pictures with theatrical exhibitors, arranging for the manufacture of release prints from the film negative, and promoting such motion pictures with advertising and publicity campaigns) through the Company's domestic theatrical releasing division, First Look Pictures. First Look Pictures has released such films as ANTONIA'S LINE (winner of the 1996 Academy Award for Best Foreign Language Film), THE BIG SQUEEZE (starring Lara Flynn Boyle and Danny Nucci), INFINITY (directed by Matthew Broderick, starring Matthew Broderick and Patricia Arquette), THE SCENT OF GREEN PAPAYA (which was nominated for the 1994 Academy Award for Best Foreign Language Film), THE SECRET OF ROAN INISH (the critically acclaimed film by the noted director, John Sayles) and PARTY GIRL (which the Company believes was the first theatrical motion picture broadcast over the Internet).

     The Company began its operations by acting primarily as a foreign sales agent, licensing distribution rights in markets outside the United States to independently produced films which were fully financed and continued to be owned by others, in exchange for a sales agency fee. Currently, the Company generally acquires from independent producers the distribution rights in a film for a specified term in one or more territories and media and receives a distribution fee in connection with its licensing activities. Often the Company commits to pay an independent producer a minimum guaranteed payment (a "minimum guarantee") at or after delivery of the completed film to the Company, ranging from approximately $100,000 to $5,000,000 or more and representing varying portions, including at times all or substantially all of a film's production costs. These minimum guarantees may enable the independent producer to obtain financing for its project and often results in the Company controlling more of the distribution rights in the film and receiving more favorable distribution terms. The Company also selectively produces certain of the motion pictures distributed by it, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

     The Company's primary strategies are to:

- seek to limit risk by continuing to balance the methods it uses for acquiring distribution rights;

- maintain a cost consciousness in its acquisition, financing, production and distribution activities;

- continue to develop First Look Pictures with the goal of achieving broader theatrical distribution and exposure for its releases, which, among other things, may increase potential revenues from ancillary media and foreign markets;

- gradually and selectively acquire rights to or produce films which have greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) and greater potential for more wide-spread audience appeal; and

- seek both to develop relationships with emerging talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs.

THE MOTION PICTURE INDUSTRY

     The motion picture industry consists of two principal activities which are described in greater detail below: production, which involves the development, financing and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, both domestically and internationally. The United States motion picture industry is dominated by the "major studios," including The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers Inc., Universal Pictures, Twentieth Century Fox, Columbia Pictures, Tri-Star Pictures and MGM/UA. The major studios, which have historically produced and distributed the vast majority of high grossing theatrical motion pictures released annually in the United States, are typically large diversified corporations that have strong relationships with creative talent, theatrical exhibitors and others involved in the entertainment industry, and also extensive motion picture libraries. Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications. The major studios' motion picture libraries provide a stable source of earnings which offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

     During the past 15 years, "independent" production and distribution companies (many with financial and other ties to the major studios) have played an important role in the production and distribution of motion pictures for the worldwide feature film market, including New Line Cinema Corporation/Fine Line Features (SHINE, THE MASK, TEENAGE MUTANT NINJA TURTLES and the NIGHTMARE ON ELM STREET series), now affiliated with Time Warner Entertainment Company, L.P.; Miramax Films Corporation (SLING BLADE, THE ENGLISH PATIENT, PULP FICTION, IL POSTINO (the Postman) and LIKE WATER FOR CHOCOLATE), now affiliated with The Walt Disney Company; October Films (SECRETS & LIES, BREAKING THE WAVES); Majestic Films, Limited (the international distributor of DANCES WITH WOLVES and DRIVING MISS DAISY); Gramercy Pictures (FARGO, FOUR WEDDINGS AND A FUNERAL and DEAD MAN WALKING), now affiliated with PolyGram Filmed Entertainment; and Orion Pictures (THE SILENCE OF THE LAMBS), now affiliated with Metromedia International Telecommunications. There are also a large number of other production and distribution companies that produce or distribute motion pictures. In contrast to the major studios, the independent production and distribution companies generally produce or distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, or associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

     The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, domestic motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. From 1985 to 1995, international revenues of U.S. motion picture distributors from filmed entertainment grew from approximately $1.76 billion (comprising approximately 31.4% of total revenues of U.S. motion picture distributors from filmed entertainment in

1985) to approximately $9.5 billion (comprising approximately 49% of total revenues of U.S. motion picture distributors from filmed entertainment in
1995). This growth has been due to a number of factors, including, among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens.

     Many countries and territories, such as the Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Spain, and the United Kingdom have substantial indigenous film industries. In a number of these countries, as in the United States, the film (and in some cases the entertainment) industry is dominated by a small number of companies, often large, diversified companies with production and distribution operations. However, like in the United States, in most of such countries there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While most foreign language films distributed in the United States are released on a limited basis, some foreign language films, such as LIKE WATER FOR CHOCOLATE, IL POSTINO (the Postman) and ANTONIA'S LINE, and foreign English-language films, such as THE ENGLISH PATIENT, SHINE, FOUR WEDDINGS AND A FUNERAL, CROCODILE DUNDEE and THE CRYING GAME appeal to a wider U.S. audience.

MOTION PICTURE PRODUCTION

     The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived by a writer and acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are also prepared during this phase. Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guaranties, if necessary; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography (the actual filming of the screenplay) generally extends from seven to 16 weeks for a film produced by a major studio and often for a significantly shorter period (sometimes as little as four to eight weeks) for low budget films and films produced by independent production companies, depending in each case upon such factors as budget, location, weather and complications inherent to the screenplay. Following completion of principal photography (the post-production phase), the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and pictures are synchronized. This results in the production of a negative from which release prints of the motion picture are made.

     Production costs consist of acquiring or developing the screenplay, compensation of creative and other production personnel, film studio and location rentals, equipment rentals, film stock and other costs incurred in principal photography, and post-production costs, including the creation of special effects and music. Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in direct production costs. The major studios generally fund production costs from cash flow generated by motion pictures and related activities or, in some cases, from unrelated businesses or through off-balance sheet methods. Substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, also must be funded.

Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a picture-by-picture basis. As a result, these companies do not own sound stages and related production facilities, and, accordingly, do not have the fixed payroll, general administrative and other expenses resulting from ownership and operation of a studio. Independent production companies may also finance their production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, "pre-licensing" of distribution rights, foreign government subsidies, equity offerings and joint ventures. Independent production companies generally attempt to obtain all or a substantial portion of their financing of a motion picture prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     As part of obtaining financing for its films, the independent production company is often required by its lenders and distributors who advance production funds to obtain a completion bond or production completion insurance from an acceptable completion guarantor which names the lenders and applicable distributors as beneficiaries. The guarantor assures the completion of the particular motion picture on a certain date, and if the motion picture cannot be completed for the agreed upon budgeted cost, the completion guarantor is obligated to pay the additional costs necessary to complete the picture by the agreed upon delivery date. If the completion guarantor fails to timely complete and deliver such motion picture on or before the agreed upon delivery date, the completion guarantor is required to pay the lenders and distributor, if applicable, an amount equal to the aggregate amount the lenders and distributor have loaned or advanced to the independent producer.

     In connection with the production and distribution of a motion picture, major studios and independent production companies generally grant contractual rights to actors, directors, screenwriters, owners of rights and other creative and financial contributors to share in net revenues from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full.

     Major studios and independent film companies in the United States typically incur obligations to pay residuals to various guilds and unions including the Screen Actors Guild, the Directors Guild of America and the Writers Guild of America. Residuals are payments required to be made by the motion picture producer to the various guilds and unions (on a picture-by-picture basis) arising from the exploitation of a motion picture in markets other than the primary intended market for such picture. Residuals are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets. The guilds and unions typically obtain a security interest in all rights of the producer in the motion picture being exploited to ensure satisfaction of the residuals obligation. This security interest is usually subordinate to the security interest of the lenders financing the production cost of the motion picture and the completion bond company guaranteeing completion of the motion picture. Under a producer's agreement with the guilds and unions, the producer of a motion picture may transfer the obligation to pay the residuals to a distributor if the distributor assumes the obligation to make the residual payment. If the distributor does not assume those obligations, the producer is obligated to pay those residuals.

MOTION PICTURE DISTRIBUTION

     GENERAL. Distribution of a motion picture involves domestic and international licensing of the picture for (a) theatrical exhibition, (b) videocassettes and laser discs (and, now, digital video discs), (c) presentation on television, including pay-per-view, basic and premium cable, network, syndication, or satellite, (d) marketing of the other rights in the picture and underlying literary property, which may include books, CD-ROM, merchandising and soundtracks, and (e) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities. Although releases by the major studios typically are licensed and fully exploited in all of the foregoing media, often films produced or distributed by independent film companies are not exploited in all such media. For example, certain films may not receive theatrical exhibition in the United States or various other territories and may instead go straight to home video release or instead first "premiere" or otherwise be exploited on a pay television service (in certain circumstances followed by a theatrical release).

     Production companies with distribution divisions, such as the major studios, typically distribute their motion pictures themselves. Production companies without distribution divisions may retain the services of sales agents or distributors to exploit the motion pictures produced by them in various media and territories, or in all media and territories. Distribution companies may directly exploit distribution rights licensed to, or otherwise acquired by them, for example, by booking motion pictures with theatrical exhibitors or selling videocassettes to video retailers. Alternatively, they may grant sub-licenses to domestic or foreign sub-distributors to exploit completed motion pictures.

     ACQUISITION OF DISTRIBUTION RIGHTS. A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture, but instead acts as an agent on behalf of the producer or rights owner to license distribution rights to such motion picture to distributors on behalf of the producer or rights owner in exchange for a sales agency fee, typically computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by exploitation of the motion picture by the distributor. The distributor often agrees to pay the producer of the motion picture a certain advance or minimum guarantee upon the delivery of the completed motion picture, which amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. In general, after receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor pays the remainder of revenues in excess of an ongoing distribution fee to the producer of such motion picture. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture and which provide for payment of a minimum guarantee (often referred to as the "pre-licensing" or "pre-selling" of film rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the advance or minimum guarantee as collateral to borrow production funding. In some circumstances, the distributor is entitled to recoup any unrecouped costs and advances from a film licensed to such distributor from the revenues from another film or films also licensed to the distributor, commonly known as "cross collateralizing".

     In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor may also acquire all or a portion of the copyright in such motion picture or license certain distribution rights in perpetuity. Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to pay a specified minimum guaranteed amount to an independent production company in exchange for all rights to the film upon completion of production and delivery of the film. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company's right to payment of the minimum guarantee and is granted a security interest in the film and in the production company's rights under its arrangement with the studio or independent film company. When the major studio or independent film company "picks up" the completed motion picture, it pays the minimum guarantee or assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in net revenues from distribution of the motion picture.

     THE DISTRIBUTION CYCLE. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other international markets. As a general matter, a motion picture which is released theatrically is typically available for distribution in other media during its initial distribution cycle as follows:

MARKETPLACE (MEDIA)                     NUMBER OF MONTHS FOLLOWING INITIAL
                                        DOMESTIC THEATRICAL  RELEASE

Domestic theatrical                     --
International theatrical                --
Domestic home video (initial release)   4-6 months
Domestic pay-per-view                   6-9 months
International video (initial release)   6-12 months
Domestic pay television                 12-15 months
International television (pay or free)  18-24 months
Domestic free television*               30-33 months

--------------------------------------

     *  Includes network, barter syndication, syndication and basic cable.

     Films often remain in distribution for varying periods of time. For example, motion pictures which are released theatrically typically play in theaters for several weeks following their initial release (for major studios) or, at times, including for instance in the case of certain successful independent "art-house" films which are released on a limited basis, for several months. Once released on videocassette, a motion picture may remain available for many years. Similarly a motion picture can be licensed to various forms of television for many years after its first release. The release periods set forth above represent standard "holdback periods". A holdback period with respect to a certain media in which the motion picture is being released represents a stipulated period of time during which release of the motion picture in other media is prevented to allow the motion picture to maximize its value in the media in which it is being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis; however the periods set forth above represent the Company's estimate of typical holdback periods in the motion picture industry today .

     In general, if a film is not released theatrically in the United States and instead is released straight to domestic home video, television exploitation generally does not commence until six to eight months after such video release. Thereafter, the same general release patterns indicated in the table above typically apply. If a film "premieres" on United States pay television (which generally means that no other distribution of the film in the United States has occurred), the pay television service typically is licensed a four to six week exclusive airing period. The license will generally provide for limited airings (sometimes defined as five to eight "exhibition days" with multiple airings permitted on each "exhibition day"). The provisions of such license also usually provide for the pay television service to receive subsequent airing periods following a period (typically a 10 to 12-month period) in which the film can be released on video or sometimes even theatrically and a period when the film may be broadcast on free television.

     A substantial portion of a film's ultimate revenues are generated in a film's initial distribution cycle (generally the first five years after the film's initial domestic theatrical release), which typically includes theatrical, video, and pay and free television. Commercially successful motion pictures, however, may continue to generate revenues after the film's initial distribution cycle from the relicensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and technologies and in emerging markets. Although there has been a substantial increase over the past fifteen years in the revenues generated from the licensing of rights in ancillary (other than domestic theatrical) media, such as home video, cable and pay-per-view, the theatrical success of a motion picture remains a significant factor in generating revenues in foreign markets and in other media such as television and videocassettes. For example, despite the expansion in the market for videocassettes for home use (which has slowed recently), retail video stores have been increasingly purchasing fewer copies of videocassettes of motion pictures which have not been theatrically released, and purchasing more copies of major studio theatrical hits.

     THEATRICAL. The theatrical distribution of a motion picture, whether in the United States or internationally, involves the licensing and booking of the motion picture to theatrical exhibitors (movie theatres), the promotion of the picture through advertising and publicity campaigns and the manufacture of release prints from the film negative. Expenditures on these activities, particularly on promotion and advertising, are often substantial and may have a significant impact on the ultimate success of the film's theatrical release. In addition, such expenditures can vary significantly, depending upon the markets and regions where the film is distributed, the media used to promote the film (newspaper, television and radio), the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. With a release by a major studio, the vast majority of these costs (primarily advertising costs) are incurred prior to the first weekend of the film's domestic theatrical release, so there is not necessarily a correlation between these costs and the film's ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Christmas holidays, and in the most popular theaters may affect the theatrical success of a picture. Films distributed theatrically by an independent film company are sometimes released on a more limited basis which in some circumstances allows the distributor to defer certain marketing costs until it is able to assess the initial public acceptance of the film.

     While arrangements for the exhibition of a film vary greatly, there are certain economic relationships generally applicable to theatrical distribution. Theater owners (the "exhibitors") retain a portion of the admissions paid at the box office ("gross box office receipts"). The share of the gross box office receipts retained by an exhibitor generally includes a fixed amount per week (in part to cover overhead), plus a percentage of receipts that escalates over time. Although these percentages vary widely, in the Company's general experience, an exhibitor's share of a particular film's revenues will generally be approximately 60% to 65% of gross box office receipts. The balance ("gross film rentals") is remitted to the distributor. The distributor then retains a distribution fee (typically 30-35%) from the gross film rentals and recoups the costs incurred in distributing the film, which consist primarily of the cost of marketing and advertising and the cost of release prints for exhibition. The balance of gross film rentals, after deducting distribution fees and distribution costs recouped by the distributors ("net film rentals"), is then applied against the recoupment of any advance paid for the distribution rights (with interest thereon) and the balance is remitted to the producer or other rights owner of the film.

     HOME VIDEO. A motion picture released theatrically typically becomes available for videocassette distribution within four to six months after its initial domestic theatrical release. As indicated above, certain films are not initially released theatrically but may instead be initially released to home video. This has become less prevalent recently than in the 1980's given the preference of retail video stores for theatrical releases. Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers which rent or sell videocassettes to consumers primarily for home viewing. Most films are initially made available in videocassette form at a wholesale price of approximately $50 to $75 per videocassette and are sold at that price primarily to wholesalers who then sell to video rental stores at a price of approximately $75 to $105 per videocassette, which rent the cassettes to consumers. Typically, owners of films do not share in rental income. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These "sell-through" arrangements are used most often with films that will appeal to a broad marketplace or to children. A few major releases with broad appeal may be initially offered by a film company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

     TELEVISION. Television rights for films initially released theatrically are, if such films have broad appeal, generally licensed first to pay-per-view for an exhibition period within six to nine months following initial domestic theatrical release, then to pay television approximately 12 to 15 months after initial domestic theatrical release, thereafter in certain cases to network television for an exhibition period, and then to pay television again. These films are then syndicated to either independent stations or basic cable outlets. Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable television subscribers to view such services as HBO/Cinemax, Showtime/The Movie Channel, Encore Media Services or others offered by their cable system operators for a monthly subscription fee. Pay-per-view and pay television is now delivered not only by cable, but also by satellite transmission, and films are generally licensed in both such media. Certain films which are not initially released in the domestic theatrical market may "premiere" instead on pay television followed in some circumstances by theatrical release. Groups of motion pictures are often packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing "packages" may be received over a period that extends beyond five years from the initial domestic theatrical release of a particular film. Motion pictures are also licensed and "packaged" by producers and distributors for television broadcast in international markets by government owned or privately owned television studios and networks. Pay television is less developed outside the United States, but is experiencing significant international growth. The prominent foreign pay television services include Canal+, Premiere, STAR TV, British Sky Broadcasting and the international operations of several U.S. cable services including HBO, the Disney Channel and Turner Broadcasting.

     NON-THEATRICAL AND OTHER RIGHTS. Films may be licensed for use by airlines, schools, public libraries, community groups, the military, correctional facilities, ships at sea and others. Music contained in a film may be licensed for sound recording, public performance and sheet music publication. Rights in motion pictures may be licensed to merchandisers for the manufacture of products such as toys, T-shirts, posters and other merchandise. Rights may also be licensed to create novels from a screenplay and to generate other related book publications, as well as interactive games on such platforms as CD-ROM, CD-I or other proprietary platforms.

MOTION PICTURE DISTRIBUTION BY THE COMPANY

     INTERNATIONAL DISTRIBUTION. Management of the Company has considerable expertise in international distribution. Ellen Dinerman Little and Robert B. Little, the senior executive officers of the Company and founders of its operations, have substantial experience in the business of licensing motion pictures for distribution outside the United States and have been active in international motion picture sales since 1975. Over the past 22 years, they have developed, through their foreign sales activities, relationships with distributors in most significant territories. In addition, the Company is a founding member of the American Film Marketing Association which sponsors the American Film Market, one of the three major annual international film markets attended by significant international and regional distributors. The Company generally participates annually with a sales office at all three major film markets (the American Film Market, the Cannes Film Festival and MIFED), as well as the major television (NAPTE, MIP, MIPCOM) and video (VSDA) markets. The Company, may also, from time to time, engage independent representatives to assist the Company in acquiring and/or licensing motion picture rights.

     With respect to international territories, the Company licenses distribution rights in various media (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors on either an individual rights basis or grouped in various combinations of rights (which sometimes includes rights in all media). These rights are licensed by the Company to numerous sub-distributors in international territories or regions either on a picture-by-picture basis or, in certain circumstances, with respect to a number of motion pictures pursuant to output arrangements. Currently, the most important international territories for the Company are Australia, the Benelux countries, Brazil, Canada, France, Germany, Italy, Japan, South Korea, Scandinavia, Spain and the United Kingdom. See Note 11 of Notes to the Company's Consolidated Financial Statements for certain geographic information regarding the Company's foreign distribution activities.

     The terms of the Company's license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single motion picture or multiple motion pictures. Most of the Company's license agreements provide that the Company will receive a minimum guarantee from the foreign sub-distributor with all or a majority of such minimum guarantee paid prior to, or upon delivery of, the film to the sub-distributor for release in the particular territory. The remainder of any unpaid minimum guarantee is generally payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recouped by the sub-distributor out of the revenues generated from exploitation of the picture in such territory. The foreign sub-distributor retains a negotiated distribution fee (generally measured as a percentage of the gross revenues generated from its distribution of the motion picture), recoups its distribution expenses and the minimum guarantee and ultimately (after recoupment by the sub-distributor of the minimum guarantee and recovery of its distribution expenses) remits to the Company the remainder of any receipts in excess of the distributor's ongoing distribution fee. The Company must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee.

     In certain situations, the Company does not receive a minimum guarantee from the foreign sub-distributor and instead negotiates terms which usually result, in effect, in an allocation of gross revenues between the sub-distributor and the Company. Typically the terms of such an arrangement provide for the sub-distributor to retain an ongoing distribution fee (calculated as a percentage of gross receipts of the sub-distributor in the territory), recoup its expenses and pay remaining receipts in excess of the ongoing distribution fee to the Company. Alternatively, such as often with respect to video rights, the terms may provide for a royalty to be paid to the Company calculated as a percentage of the gross receipts of the sub-distributor from exploitation of the video rights (without deduction for the sub-distributor's distribution expenses).

     The Company has entered into several output arrangements with local foreign distributors in certain territories whereby the foreign sub-distributor receives the right, typically for a specified period and/or a specified number of motion pictures, to distribute in a particular territory, in designated media, motion pictures released by the Company. These output arrangements include agreements with Medusa Communications Ltd. in the United Kingdom and Ireland, an agreement with Bealestreet Pictures International B.V. in South Africa and certain adjoining territories, an agreement with Cinepix Film Properties Inc. in Canada, an agreement with Polygram Pty Limited in Australia and New Zealand and an agreement with RCV2001 in Belgium, The Netherlands, Luxembourg and certain ex-colonies of Belgium and The Netherlands. In some circumstances, a minimum guarantee is paid by the foreign sub-distributor to the Company; generally on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production cost or acquisition cost of each picture. The Company enters into output arrangements with foreign sub-distributors which the Company believes have the ability to make the recurring payments. Nevertheless, in certain instances foreign sub-distributors encounter financial difficulties that may preclude timely payment, and as a result the Company may be forced to terminate or renegotiate output agreements. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Exchange Rate Considerations" for certain additional considerations regarding the Company's international distribution activities.

     DOMESTIC DISTRIBUTION. The Company has increasingly obtained domestic distribution rights to films. During 1996, various distribution rights to approximately eighteen films, including various domestic distribution rights in twelve films, became available for the first time to the Company for licensing or distribution. The Company exploits its domestic distribution rights in a variety of ways. In 1993, the Company's domestic theatrical releasing operation, First Look Pictures, was established. Not all of the films distributed by the Company, however, receive domestic theatrical release by First Look Pictures or otherwise. Some films are licensed by the Company to domestic sub-distributors for release initially on video or, in certain circumstances, the Company licenses initially to the pay television services for "premiere" on pay television (cable and/or satellite). Of the twelve films which first became available to the Company in 1996 for licensing or distribution and in which the Company controls various domestic distribution rights, eight were (or are currently intended to be) released theatrically (all, but one, by First Look Pictures), two premiered (or are intended to premiere) on pay television and two were (or are intended to be) released directly to video.

     In March 1996, the Company entered into an output arrangement for domestic video rights with BMG Video, an affiliate of the international entertainment company Bertelsmann Music Group. This arrangement covers, subject to certain conditions, twelve specified films, including ANTONIA'S LINE and INFINITY, and also generally any film delivered to the Company prior to December 31, 1996 (or December 31, 1997 in the event the Company and BMG Video mutually elect to renew the term for an additional year). Films for which the Company sells all domestic rights to a single company may be excluded from this arrangement at the Company's election. BMG Video has released seven motion pictures under this arrangement through March 15, 1997, ONE GOOD TURN, ANTONIA'S LINE, SHAMELESS a.k.a. MAD DOGS AND ENGLISHMEN, FIST OF THE NORTHSTAR, INFINITY, THE BIG SQUEEZE and DOWNHILL WILLIE. Under this agreement,

BMG Video receives exclusive video distribution rights in the United States and certain related territories, including Puerto Rico and the U.S. Virgin Islands, with respect to each film for a five-year period following video release. BMG Video has paid the Company an overall advance, and has agreed to provide minimum guarantees with respect to each film. Under this arrangement, BMG Video deducts a varying distribution fee based upon a negotiated percentage of its gross receipts from exploitation of the video rights of each film, recoups its distribution costs and the minimum guarantee, and remits any remaining receipts to the Company in excess of BMG Video's ongoing distribution fee. As of March 31, 1997, the output arrangement with BMG has not been extended although the parties are in discussions with respect thereto. In the event this output arrangement is not extended, management of the Company will seek to obtain another domestic video output arrangement, although there can be no assurance that any new arrangement (or an extension of the BMG Agreement), if obtained, will be on terms similar to the current arrangement with BMG Video.

     In addition to its output arrangement with BMG Video, the Company licenses distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, including pay-per-view services. Although the Company has not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, it controls these rights to a significant portion of the films in its library. In those circumstances where the Company has licensed such television rights separately from other rights, the Company has typically licensed these rights under terms which provide for no minimum guarantee to be paid to the Company, but for all revenues to be paid to the Company in excess of a distribution fee for the sub-distributor.

     In some cases, the Company will license the right to distribute a film domestically in multiple media to a major studio, a division of a major studio, or an independent distributor. Although the terms of such licenses vary, typically the Company will be paid a minimum guarantee. The sub-distributor then retains a distribution fee (measured as a percentage of the gross receipts received by the sub-distributor from exploitation of the film), recoups its distribution costs and the advance paid to the Company, and ultimately remits to the Company the remainder of any receipts in excess of an ongoing distribution fee.

     The Company does not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors, thus increasing the Company's reliance on the actual financial performance of the film being distributed. In some circumstances, whether the Company receives a minimum guarantee depends upon the media. For example, the Company is increasingly (particularly with respect to motion pictures which have not been theatrically released) entering into video distribution arrangements with sub-distributors where no minimum guarantee is paid to the Company. Even if the Company does obtain minimum guarantees from its sub-distributors, such minimum guarantees do not assure the profitability of the Company's motion pictures or the Company's operations. Additional revenues may be necessary from distribution of a motion picture in order to enable the Company to recoup any investment in such motion picture in excess of the aggregate minimum guarantees obtained from such sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by the Company and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of the risk to the Company from unsuccessful films, it may also result in the Company receiving lower revenues with respect to highly successful films than if such licensing of distribution rights were made upon different terms that, for example, might have provided lower minimum guarantees to the Company but also provided a lower distribution fee (I.E., a lower percentage of gross revenues) to the sub-distributor.

     FIRST LOOK PICTURES. The Company, from its Los Angeles offices, directly distributes some of the motion pictures for which it controls domestic rights to theaters throughout the United States under the name First Look Pictures. Although some of First Look Pictures' upcoming releases are intended to appeal to a wide audience, many of the thirteen First Look Pictures releases to date have been foreign language films, "art-house" films and other specialized motion pictures generally characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences.

     Films distributed theatrically in the United States by First Look Pictures have been typically released on a limited basis (initially less than 100 screens) and in selected cities, expanding to new cities or regions based upon the performance of the film. In some circumstances, films are released in new cities as prints become available from cities where the engagement has closed, reducing the number of prints needed and the aggregate cost of such prints. In select circumstances, the Company may release appropriate films with more mass market appeal on a wide release basis either through First Look Pictures or, more likely, by licensing such film to a domestic distributor with more significant financial resources.

     The cost to First Look Pictures to distribute a specialized motion picture or "art-house" film on a limited-release basis has in the past typically ranged from approximately $100,000 to $2,000,000, although in the future these costs may exceed such range. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. Costs for prints, marketing and advertising for the four films initially released by First Look Pictures during 1996 ranged from approximately $350,000 to $1,450,000. In connection with the acquisition of domestic theatrical rights to a film, the Company sometimes commits to spend a minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of such films. Generally, in addition to receiving a distribution fee, the Company is entitled to recoup its prints and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and some cable television advertising. First Look Pictures also relies on national publicity, such as reviews or articles in national publications and appearances of the film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films must rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

     The success of a domestic theatrical release by First Look Pictures can be affected by a number of factors outside of its control, including audience and critical acceptance, availability of motion picture screens and the success of competing films in release (see "Competition" below), awards won by First Look Pictures' releases or that of its competition, inclement weather, and competing televised events (such as sporting and news events). As a result of the foregoing, and depending upon audience acceptance of the films distributed through First Look Pictures, the Company expects that, in many cases, it will not recoup all of its distribution expenses or derive any profit solely from domestic theatrical distribution of First Look Pictures' releases, without taking into account revenues derived from such films in ancillary media and international markets. In addition, there can be no assurance that total revenues from any First Look Pictures' release will be sufficient to allow the Company to recoup all of its costs or to realize a profit on such film.

     Management of the Company, however, believes that it benefits in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from distribution of the motion picture in ancillary media and foreign markets. For example, retail video stores have been increasingly purchasing fewer copies of videocassettes of motion pictures that have not been theatrically released. In addition, the Company believes it is generally able to obtain more favorable distribution terms in its agreements with foreign sub-distributors and domestic sub-distributors in other media with respect to motion pictures that have been theatrically released in the United States. Management of the Company believes that, in some cases, its First Look Pictures operations enable the Company to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. The Company also believes that by theatrically releasing films itself in the United States, it can manage, often more effectively than an unaffiliated distributor, the timing and marketing of a film's theatrical release. As a result, even if the Company does not recoup all of its marketing, advertising and print costs from a First Look Pictures' release, the Company believes it can often obtain greater overall revenues and achieve an overall profit on such films through increased revenues in ancillary and foreign markets.

     From January 1, 1996 through March 15, 1997, First Look Pictures released the six motion pictures listed in the following chart. First Look Pictures currently anticipates releasing approximately ten additional films in 1997 including those listed below under "Upcoming Releases".


                                               RELEASED

TITLE           MAJOR CREATIVE ELEMENTS                          STORYLINE                              RELEASE DATE  AND
-----           -----------------------                          ---------                              DOMESTIC BOX OFFICE
                                                                                                        RECEIPTS
                                                                                                        --------
ANTONIA'S LINE  Writer/Director:  Marleen Gorris (MRS. DALLOWAY) A celebration of the universal power   Released in February 1996
                Cast: Willeke van Ammelrooy.                     of women and family ties. Winner of    with domestic box office
                                                                 the 1995 Academy Award for Best        receipts of approximately
                                                                 Foreign Language Film.                 $3,843,242.

THE BIG         Writer/Director:   Marcus De Leon                In this modern-day fable, a devilishly Released in September 1996
SQUEEZE         Cast:  Lara Flynn Boyle (THREESOME, "Twin        clever scam twists and turns through   with domestic box office
                Peaks"), Danny Nucci (THE ROCK, ERASER), Peter   love, lust, jealously and betrayal     receipts of approximately
                Dobson (THE FRIGHTENERS).                        until destiny plays its hand.          $35,596.

INFINITY        Director:   Matthew Broderick                    A love story about the brilliant young Released in October 1996
                Cast:  Matthew Broderick (ADDICTED TO LOVE, THE  scientist, Richard Feynman and the     with domestic box office
                CABLE GUY, FERRIS BUELLER'S DAY OFF and          girl of his dreams, Arline Greenbaum,  receipts of approximately
                Broadway's How to Succeed in Business Without    set against the backdrop of World War  $180,834.
                Really Trying), Patricia Arquette (BEYOND        II and his work on the Atomic bomb.
                RANGOON, TRUE ROMANCE, FLIRTING WITH DISASTER)   Feynman won the Nobel Prize for
                                                                 Physics in 1965.

BITTER SUGAR    Co-Writer/Director:  Leon Ichaso (SUGAR HILL)    Living in the volatile, modern-day     Released in October 1996
(AZUCAR         Cast: Rene Lavan ("One Life To Live", TRUE       Havana, an idealistic honor student    with domestic box office
AMARGA)         LIES), Mayte Vilan (THE SPECIALIST).             falls in love with a beautiful dancer  receipts through March 15,
                                                                 with radically opposite political      1997 of approximately
                                                                 views.                                 $430,669.

JOHNS           Writer/Director:  Scott Silver                   A dark comic drama about two hustlers  Released on January 31,
                Cast:  Lukas Haas (MARS ATTACKS!, EVERYONE SAYS  working the dirty, sun-scorched        1997 with domestic box
                I LOVE YOU, WITNESS) and David Arquette (SCREAM, pavement of Hollywood's Santa Monica   office receipts through
                BEAUTIFUL GIRLS, WILD BILL, BUFFY THE VAMPIRE    Boulevard.                             March 15, 1997 of
                SLAYER)                                                                                 approximately $148,899.

JERUSALEM       Director:  Bille August                          When a charismatic and messianic       Released on March 7, 1997,
                Cast:  Maria Bonnevie, Ulf Friberg, Olympia      preacher arrives in a small Swedish    with domestic box office
                Dukakis (MIGHTY APHRODITE, STEEL MAGNOLIAS) and  village, the lives of two young lovers receipts through March 15,
                Max von Sydow (PELLE THE CONQUEROR)              are torn apart.  Based on the novel by 1997 of approximately
                                                                 Nobel Prize winner, Selma Lagerlof.    $18,016.

                                                UPCOMING RELEASES

TITLE           MAJOR CREATIVE ELEMENTS                          STORYLINE                              ESTIMATED DOMESTIC
-----           -----------------------                          ---------                              THEATRICAL RELEASE DATE
                                                                                                        -----------------------
BROTHER'S KISS  Writer/Director:   Seth Zvi Rosenfeld            Headstrong and hot-tempered, a man           Spring 1997
                Cast: Nick Chinlund (ERASER), Michael Raynor     down on his luck falls in with the
                (FEDERAL HILL), Michael Rapaport (METRO,         wrong people. His brother, an NYPD
                BEAUTIFUL GIRLS) John Leguizamo (EXECUTIVE       officer, is torn between loyalty to
                DECISION, TO WONG FOO, THANKS FOR EVERYTHING,    his uniform and the person who
                JULIE NEWMAR), Cathy Moriarty (CASPER, RAGING    protected him as a kid on the tough
                BULL), Rosie Perez (WHITE MEN CAN'T JUMP),       streets of NY.
                Marisa Tomei (UNHOOK THE STARS, MY COUSIN
                VINNY).


TITLE           MAJOR CREATIVE ELEMENTS                          STORYLINE                              ESTIMATED DOMESTIC
-----           -----------------------                          ---------                              THEATRICAL RELEASE DATE
                                                                                                        -----------------------
THE DESIGNATED  Writer:   Wallace Shawn (VANYA ON 42ND STREET,   Straight from the National Theatre in        Spring  1997
MOURNER         MY DINNER WITH ANDRE)                            London and told completely in direct
                Director: David Hare (STRAPLESS, PARIS BY        address to the camera, the film
                NIGHT)                                           captures a three way conversation in
                Cast: Mike Nichols (acclaimed director of THE    which the characters (a snobbish
                GRADUATE, THE BIRDCAGE and POSTCARDS FROM THE    father, pretentious daughter and her
                EDGE), Miranda Richardson (ENCHANTED APRIL, THE  middlebrow husband) debate the
                CRYING GAME, DAMAGE).                            emotional and intellectual bankruptcy
                                                                 of high culture in the modern world.

THE OTHER SIDE  Co-Writer/Director:  Berit Nesheim (BEYOND THE   A story of a young woman coming of           Spring 1997
OF SUNDAY       SKY, FRIDA - STRAIGHT FROM THE HEART)            age in the parochial oppression of a
                Cast:  Marie Theisen, Bjorn Sundquist, Hildegun  small Norwegian town where almost
                                                                 everything is forbidden - especially         Riise
                                                                 the lure of sex, boys and
                                                                 rock'n'roll.

DIFFERENT FOR   Director:  Richard Spence (YOU, ME AND MARLEY);  A romantic gender-bender about two           Summer 1997
GIRLS           Cast: Rupert Graves (THE MADNESS OF KING         young school boys, Karl and Paul, who
                GEORGE, DAMAGE, A ROOM WITH A VIEW) and Steven   meet again, accidentally, twenty
                Mackintosh (GENTLEMEN DON'T EAT POETS, MEMPHIS   years later.  Paul does not recognize
                BELLE).                                          Karl who is now an attractive
                                                                 transsexual named Kim.

ALIVE AND       Director:  Nancy Meckler (SISTER MY SISTER)      A tender, funny and passionate love          Summer 1997
KICKING (a/k/a  Cast:  Jason Flemyng (STEALING BEAUTY, ROB       story of a talented young dancer
INDIAN SUMMER)  ROY), Antony Sher (Broadway's "Stanley")         living positively with AIDS.

MRS. DALLOWAY   Director:  Marleen Gorris (ANTONIA'S LINE)       On one summer's day in London, in            Summer/Fall 1997
                Cast:  Vanessa Redgrave (MISSION IMPOSSIBLE,     1923, Clarissa Dalloway remembers
                SMILLA'S SENSE OF SNOW), Rupert Graves (THE      that summer in the country, in 1890,
                MADNESS OF KING GEORGE, A ROOM WITH A VIEW),     when she was young and beautiful and
                Natascha McElhone (THE DEVIL'S OWN, SURVIVING    very much courted.
                PICASSO)

SLAVES TO THE   Director:  Kristine Peterson                     Set against the Seattle "grunge rock"        Fall/Winter 1997
UNDERGROUND     Cast: Molly Gross, Marisa Ryan ("Major Dad")     scene, a young girl named Shelly is
                                                                 growing up in a confused world.


     There can be no assurance that any of the pictures scheduled for release by First Look Pictures in 1997 or thereafter will actually be released or released in accordance with the anticipated schedule set forth above. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films. In addition, there can be no assurance that the motion pictures scheduled for release but which are not yet completed will necessarily involve all of the creative elements and artists listed above.

ACQUISITION OF RIGHTS BY THE COMPANY, PRODUCTION AND FINANCING

     The Company acquires distribution rights from a large variety of independent production companies and producers. The Company generally acquires distribution rights to single films, as compared to acquiring films pursuant to multi-picture acquisition agreements with independent film companies or producers. The Company commits to acquire rights to motion pictures at various stages in the completion of a film, from films completed and ready for release to developed (or undeveloped) film projects for which the Company may arrange financing and/or production services to complete. In acquiring rights, the Company generally seeks to obtain rights to commercially appealing motion pictures with substantially lower direct negative costs than motion pictures released by the major studios. The films distributed by the Company have generally had direct negative costs ranging from $1,000,000 to $6,000,000. However, from time to time, the Company may acquire rights to, finance or produce, motion pictures with direct negative costs (as well as marketing costs) below or substantially in excess of the average direct negative costs (as well as marketing costs) of the films historically distributed by the Company. In addition, as part of the Company's overall business strategy it intends to gradually and selectively acquire rights to, finance or produce films which the Company believes have greater production values (often as a result of larger budgets) and greater potential for more widespread audience appeal.

     In certain circumstances, the Company acquires limited distribution or sales rights and, in other circumstances, acquires worldwide rights (sometimes including the copyright) to such films. Generally, this depends upon whether the Company agrees to pay the producer or other owner of rights in the film (the "rights owner") a substantial minimum guarantee. As part of its acquisition of theatrical, video and/or television distribution rights, the Company may obtain rights to exploit ancillary rights, such as music or sound track rights, merchandising rights, or rights to produce CD-ROMs or other interactive media products. Although the Company may license such rights to sub-distributors, historically the Company has not derived any significant revenues from these ancillary rights.

     The Company is sometimes appointed as the sales agent for a particular motion picture to license, on behalf of the rights owner, distribution rights in the film to various distributors for exploitation on a territory-by-territory basis. In exchange for its services as sales agent, the Company is generally entitled to a sales agency fee which typically ranges from approximately 10% to 20% of the gross revenues from resulting licenses or sales. In such circumstances, the Company generally advances limited funds toward the marketing and distribution of the film (generally ranging from approximately $50,000 to $150,000).

     In some circumstances, the Company acts in much the same manner as a sales agent but, rather than licensing or selling distribution rights to a film to a third party on behalf of the rights owner, the Company itself licenses distribution rights to the film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media. The remainder of this arrangement (the fee structure and funds provided for marketing and distribution) remains similar to that of a sales agency. The Company generally prefers to enter into this type of a distribution arrangement rather than a sales agency arrangement (which it now enters into more infrequently than in the past) because it receives an actual license of distribution rights which can serve as collateral for loans and provide other benefits to the Company.

     In both a sales agency arrangement and the distribution arrangement described above, the amounts payable by the Company to the rights owner depend upon the success of the Company in distributing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company will sometimes agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, these minimum guarantees paid by the Company have ranged from approximately $100,000 to $5,000,000, although in some circumstances they may exceed such amounts. A minimum guarantee may be payable in full at the time of delivery of the completed film to the Company, as in a typical negative pickup arrangement or in installments following complete delivery of the film to the Company, depending upon the particular arrangement. The rights owner may also receive additional payments as a result of the Company's exploitation of the distribution rights to the film. After receiving a distribution fee (generally a percentage of gross receipts from exploitation of the distribution rights) and recovering its distribution expenses and minimum guarantee, the Company pays the remainder of revenues in excess of an ongoing distribution fee to the rights owner. The Company typically receives a larger share of gross receipts from the distribution of motion pictures for which it has provided a minimum guarantee than when it does not. In addition, at times the minimum guarantee paid by the Company may represent, in amount, all or a substantial portion of the film's production costs. In those circumstances, such as a typical negative pickup entered into by the

Company, the Company generally receives worldwide distribution rights in all media and generally will also obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture.

     The Company's commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, the Company's contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank will typically insure delivery of the film to the Company by the purchase of a completion guaranty. In order to enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, it may also be necessary for the Company to secure its purchase or acquisition commitment, which it generally does by obtaining the issuance of a letter of credit from the Company's primary lenders, Coutts & Co., a subsidiary of National Westminster Bank plc., and Berliner Bank A.G. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In certain situations, the production company or producer of a film may initially obtain certain funds from other distribution companies which obtain distribution rights in certain media or territories (for example, the domestic distribution rights or distribution rights in Japan), from accessing foreign governmental film industry incentive programs (such as programs offered in the past by England, Canada, Australia and New Zealand) or by using its own resources or other resources available to it, and then subsequently approach the Company to supply the remaining funds necessary to complete or co-finance the film in exchange for the Company's obtaining the remaining distribution rights to the motion picture. In order to fund the acquisition costs of the films for which it acquires rights, the Company relies primarily on: (i) its credit facility with Coutts & Co. and Berliner Bank A.G.; (ii) other lenders willing to finance the contractual minimum guarantee obligations of the Company to the film's producers or rights owner, (iii) working capital; (iv) pre-sales (minimum guarantees obtained from sub-distributors who have licensed rights to the film from the Company); and (v) gap financing (where the lender is willing to finance the production costs of the motion picture based on the Company's estimates of the ultimate sales in connection with the motion picture).

     Of the eighteen completed films which first became available to the Company for distribution in 1996, six films, with average direct negative costs of approximately $2,600,000, were produced by the Company through various production companies controlled by the Company and to which the Company provided all or substantially all of the production funds through various financing arrangements such as minimum guarantee commitments and negative pickups. Typically, the Company's production subsidiaries obtain production financing by obtaining production loans using the Company's minimum guarantee commitment as collateral, at times secured by a letter of credit issued under the Company's credit facility. The Company attempts to minimize the risks associated with its development and production activities in a variety of ways. The Company does not maintain a substantial staff of creative or technical personnel. The Company also does not own or operate sound stage and related production facilities generally referred to as a "studio" and does not have the fixed payroll, general and administrative and other expenses resulting from ownership of a studio. In addition, the Company generally attempts to acquire fully developed projects ready for pre-production with, when feasible, completed scripts and directors and/or cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of acquisition by the Company of rights in a project, a producer is not formally or informally committed to a project, the Company also may engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film. The Company typically will arrange for a production services company or a producer with whom the Company has previously worked to be engaged to provide such production services on the project. The Company has and seeks relationships with emerging talent and with independent producers with reputations and experience producing quality films efficiently with controlled costs.

     The following chart provides certain information regarding completed motion pictures first made available to the Company for distribution during 1996. For purposes of the chart, "Sales Agency" refers to those situations where the Company licenses distribution rights to third parties on behalf of the rights owner; "Straight Distribution" refers to those situations where the Company itself licenses distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media; "Minimum Guarantee" refers to those situations where the Company acquires rights to a film in exchange for an agreement by the Company to pay a minimum guaranteed amount upon (or after) delivery of the film to the Company for exploitation; "Negative Pickup" refers to those situations where, upon payment of the minimum guarantee, the Company acquires worldwide rights in all media, including copyright ownership; and "Minimum P&A Commitment" refers to those situations where, as part of its acquisition of rights, the Company commits to spend a minimum amount on prints and advertising in connection with domestic theatrical release of the film. The chart includes acquisitions of rights from unaffiliated production companies or other rights owners, as well as from production companies owned or controlled by the Company.



MOTION               GENRE      TYPE OF ACQUISITION          TERRITORIES ACQUIRED          SELECTED CAST
PICTURE TITLE        -----      -------------------          --------------------          -------------
-------------

AL CENTRO DELL'AREA  Comedy     Straight Distribution        World, excluding Germany,     Marzia Aquilani, Christina Capone,
DI RIGORE                                                    Austria, and Italy            Guillaume Fantannaz

BACK TO BACK         Action     Negative Pickup              World, excluding Japan and    Michael Rooker (THE TRIGGER EFFECT,
                                                             Hong Kong                     MALLRATS, CLIFFHANGER), Danielle Harris
                                                                                           (DAYLIGHT, FREE WILLY, THE LAST BOY
                                                                                           SCOUT), Bobcat Goldthwait (DESTINY TURNS
                                                                                           ON THE RADIO)

BITTER SUGAR         Spanish    Minimum P&A Commitment       World, excluding Cuba and     Rene Lavan (TRUE LIES, "One Life To
                     Language                                the Dominican Republic        Live"), Mayte Vilan (THE SPECIALIST)
                     drama

A BROTHER'S KISS     Drama      Minimum Guarantee plus       World                         Nick Chinlund (ERASER), Rosie Perez
                                Minimum P&A Commitment                                     (WHITE MEN CAN'T JUMP), John Leguizamo
                                                                                           (EXECUTIVE DECISION, TO WONG FOO, THANKS
                                                                                           FOR EVERYTHING, JULIE NEWMAR), Michael
                                                                                           Rapaport (METRO, BEAUTIFUL GIRLS), Cathy
                                                                                           Moriarty (RAGING BULL)

COUNTDOWN            Thriller   Negative Pickup              World                         Lori Petty (TANK GIRL, FREE WILLY, A
                                                                                           LEAGUE OF THEIR OWN), Jason London
                                                                                           (LEARNING CURVES), James LeGros (THE
                                                                                           DESTINY OF MARTY FINE, INFINITY, SAFE)

DOWNHILL WILLIE      Comedy     Minimum Guarantee            World, excluding Canada       Keith Coogan (DON'T TELL MOM THE
                                                                                           BABYSITTER'S DEAD, TOY SOLDIERS), Staci
                                                                                           Keanan (LISA, "Step By Step")

DRIVE                Action     Negative Pickup              World                         Mark Dacascos (CRYING FREEMAN), Kadeem
                     Adventure                                                             Hardison (PANTHER, VAMPIRE IN BROOKLYN)

GRIND                Drama,     Straight Distribution        World, excluding the United   Adrienne Shelly (SLEEP WITH ME, THE
                     Romance                                 States and English-speaking   UNBELIEVABLE TRUTH), Billy Crudup
                                                             Canada                        (SLEEPERS, EVERYONE SAYS I LOVE YOU)

ILLEGALLY YOURS      Comedy     Negative Pickup *            World, excluding the United   Rob Lowe (MULHOLLAND FALLS, TOMMY BOY),
                                                             States                        Collen Camp (HOUSE ARREST, DIE HARD WITH
                                                                                           A VENGEANCE)



MOTION               GENRE      TYPE OF ACQUISITION          TERRITORIES ACQUIRED          SELECTED CAST
PICTURE TITLE        -----      -------------------          --------------------          -------------
-------------

INFINITY             Drama      Negative Pickup              World                         Matthew Broderick (ADDICTED TO LOVE, THE
                                                                                           CABLE GUY, FERRIS BUELLER'S DAY OFF),
                                                                                           Patricia Arquette (BEYOND RANGOON, TRUE
                                                                                           ROMANCE, FLIRTING WITH DISASTER)

JOHNS                Drama      Minimum Guarantee, plus      World                         Lukas Haas (MARS ATTACKS!, RAMBLING
                                Minimum P&A Commitment                                     ROSE, WITNESS), David Arquette (Scream,
                                                                                           BEAUTIFUL GIRLS, WILD BILL, BUFFY THE
                                                                                           VAMPIRE SLAYER), Elliott Gould (BUGSY)

MESMER               Period     Straight Distribution        World, excluding Canada,      Alan Rickman (SENSE AND SENSIBILITY, DIE
                     Drama                                   German-speaking Europe and    HARD), Amanda Ooms
                                                             Poland

PUMPKINHEAD          Horror     Negative Pickup *            World, excluding the United   Lance Henriksen (POWDER, THE QUICK AND
                                                             States                        THE DEAD), John D'Aquino, Kerry Remsen

RED HOT              Drama      Minimum Guarantee            World, excluding South        Balthazar Getty (LOST HIGHWAY, WHITE
                                                             Africa, South America, Japan  SQUALL), Carla Gugino (SHE'S THE ONE,
                                                             Italy and the UK              MIAMI RHAPSODY)

SCORPION SPRING      Drama      Sales Agency                 World, excluding South        Matthew McConaughey (A TIME TO KILL,
                                                             Africa, United States and     LONE STAR), Ruben Blades (COLOR OF
                                                             Canada                        NIGHT, THE SUPER), Alfred Molina
                                                                                           (SPECIES)

SLAVES TO THE        Drama      Negative Pickup              World                         Marisa Ryan ("Major Dad"), Molly Gross
UNDERGROUND                     Minimum P&A
                                Commitment

THIS IS THE SEA      Drama      Negative Pickup              World, excluding the          Richard Harris (SMILLA'S SENSE OF SNOW,
                                                             United Kingdom                THE FIELD, PATRIOT GAMES), Gabriel Byrne
                                                                                           (SMILLA'S SENSE OF SNOW, THE USUAL
                                                                                           SUSPECTS, LITTLE WOMEN), John Lynch (IN
                                                                                           THE NAME OF THE FATHER, THE SECRET OF
                                                                                           ROAN INISH)

--------------------

* The Company acquired the copyright to this film, but the film was acquired subject to pre-existing license agreements which were entered into prior to acquisition of the film by the Company.

THE COMPANY'S FILM LIBRARY OF DISTRIBUTION RIGHTS

     The Company's film library consists of rights to a broad range of films, most of which were produced since 1980. As of March 15, 1997, the Company had various distribution rights to approximately 200 motion pictures (including approximately 72 motion pictures in which the Company owns an interest in the copyright and approximately 55 motion pictures for which the Company acts as sales agent on behalf of the producer or other owner of rights in the film). The Company's distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media of exhibition worldwide or in specified territories.

     In addition to exploitation of distribution rights to motion pictures in its library in the major media (theatrical, video and television), in certain situations the Company is able to exploit various ancillary rights in such films. For example, in March 1996 the Company sold the rights to produce a sequel of The

Prophecy for $675,000. Additionally, Party Girl, a motion picture released by First Look Pictures in 1995, was the basis for a short-lived Fox Television series produced by Warner Bros. Television in which the Company earned a total of $30,000 comprised of a pilot fee and per episode royalties. The Company has also arranged for the music in several motion pictures it has distributed to be released as soundtrack recordings (including The Secret of Roan Inish, Party Girl, The Big Squeeze, and Infinity). Although exploitation of these soundtrack and other ancillary rights has not generated significant revenues for the Company to date, the Company's ownership or control of ancillary rights to motion pictures in its library (including interactive rights, remake rights and merchandising rights, among others) may provide future sources of additional revenues.

MAJOR CUSTOMERS

     Since January 1, 1994, only five customers have accounted for more than 10% of the Company's revenues (including for this purpose revenues of Pre-Merger Overseas) in any full fiscal year: three in 1996 (BMG Video with $3,068,000 or 10.7%, Helkon Media Filmvertrieb gmbH with $3,940,000 or 12.2% and Columbia TriStar and its affiliates with $2,490,000 or 10.3%); one in 1995 (Columbia TriStar and its affiliates in 1995 with $4,366,000 or 20.1%); and one in 1994 (Miramax Film Corporation with $3,000,000 or 14.5%).

EMPLOYEES

     At March 15, 1997, the Company employed a total of 40 full-time employees and two part-time employees. Certain subsidiaries of the Company are, for certain films, subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. In certain circumstances, the Company also assumes a production company's obligation to pay residuals to these various guilds and unions. A strike, job action or labor disturbance by the members of any of these organizations could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on the business, operations and results of operations of the Company. These organizations have all engaged in strikes and similar activities. The Company believes that its current relationship with its employees is satisfactory.

COMPETITION

     Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with major film studios (including The Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Warner Brothers Inc. and MGM/UA) and their affiliates (including such previously independent companies as Miramax and New Line Cinema) which are dominant in the motion picture industry. The Company also competes with numerous independent motion picture production and distribution companies, as well as numerous foreign motion picture production and distribution companies. Many of the organizations with which the Company competes have significantly greater financial and other resources than does the Company. The Company's ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and the Company's ability to identify and acquire distribution rights and to distribute motion pictures successfully. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These recent transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures by eliminating some available sources of independently produced films and providing greater financial resources to other previously independent companies engaged in the business of acquiring distribution rights to independently produced films and distributing such films.

     Films distributed or financed by the Company also compete for audience acceptance and exhibition outlets with motion pictures distributed and produced by other companies. As a result, the success of any of the films distributed or financed by the Company is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. With respect to the Company's domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States are typically committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some exhibitors specialize in the exhibition of independent, specialized motion pictures and "art-house" films, there is intense competition for screen availability for these films as well.
 The number of motion pictures released theatrically in the United States has increased in recent years, thereby increasing competition for exhibition outlets and audiences. In addition, there have also been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to such new media, such developments have also resulted in the popularity and availability of alternative and competing forms of leisure time entertainment, including pay/cable programming, and home entertainment equipment such as videocassettes, interactive games and computers.

REGULATION

     In 1994, the United States was unable to reach agreement with its major international trading partners to include audio-visual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Belgium, Denmark, Germany, Greece, Spain, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal and the United Kingdom) to continue enforcing quotas that restrict the amount of United States produced television programming which may be aired on television in such countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting the ability of the Company to exploit fully its rights in motion pictures internationally and, consequently, to assist or participate in the financing of such motion pictures.

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. Management of the Company is aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures, which may include motion pictures distributed by the Company. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America ("MPAA"), an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

     Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that the Company realizes from the international exploitation of motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

     The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company sometimes, although not always, submits its motion pictures for such ratings. In certain circumstances, motion pictures that the Company does not submit for rating to the Code and Ratings Administration of the MPAA might have received restrictive ratings had such motion pictures been submitted for rating, including, in some circumstances, the most restrictive rating, which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures (or motion pictures receiving the most restrictive rating) may not be exhibited by certain theatrical exhibitors or in certain locales, thereby potentially reducing the total revenues generated by such films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. The major broadcast networks and the major television production companies (which consist primarily of the "major" films studios referred to in "Competition" above) have recently begun to implement a system to rate television programs. It is not possible to predict what impact such a television rating system ultimately will have on the motion pictures distributed by the Company. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. There can be no assurance that current and future restrictions on the content of motion pictures may not limit or adversely affect the Company's ability to exhibit certain motion pictures in certain territories and media.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069 and consist of approximately 10,000 square feet leased by the Company, the lease for which expires in September 1997. The Company has reached an agreement in principle with the landlord to renew the lease for an additional five years at a monthly rate of $2.00 per square foot (currently the monthly rate is $1.65 per square foot). Under the terms of the agreement in principle, the Company would also pay a percentage of operating costs, above a base year calculation, beginning in the third year of the renewed lease. No assurances can be given that a definitive lease renewal will be entered into or entered into on the foregoing terms. If a definitive lease renewal is not entered into, the Company believes that it will be able to locate comparable space on lease terms similar to that of the foregoing agreement in principle, however, such terms may differ from those of the agreement in principle depending on the location of the space and conditions in the real estate market at the time. The Company does not maintain any studio facilities or own any real estate, and its lease is with an unaffiliated party.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not, as of March 31, 1997,  a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In order to seek approval of the Merger and certain related matters, on October 25, 1996, the Company held a Special Meeting of Stockholders in lieu of its 1996 Annual Meeting (the "Special Meeting"). At the Special Meeting, the Company's stockholders approved the proposal to approve the Merger Agreement (2,184,902 votes in favor, 16,620 votes against, no abstentions and 342,877 broker non-votes). In addition, at the Special Meeting, (i) Robert B. Little and Stephen K. Bannon were elected to serve as Class I Directors of the Company until the 1997 Annual Meeting of Stockholders and until their successors are elected and have qualified, (ii) Ellen Dinerman Little and Scot K. Vorse were elected to serve as Class II Directors of the Company until the 1998 Annual Meeting of Stockholders and until their successors are elected and have qualified, and (iii) William F. Lischak, Jeffrey A. Rochlis and Alessandro Fracassi were elected to serve as Class III Directors of the Company until the 1999 Annual Meeting of Stockholders and until their successors are elected and have qualified, in each case by a vote of 2,543,779 votes in favor of such person's election and 620 votes withheld.

     At the Special Meeting, the Company's stockholders also approved (i) a proposal to amend and restate the Company's Certificate of Incorporation to, among other things, change its name to "Overseas Filmgroup, Inc.", increase the Company's authorized capital stock and enact certain anti-takeover provisions (2,183,302 votes in favor, 8,220 votes against, 10,000 abstentions and 342,877 broker non-votes); (ii) a proposal to approve the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan (2,182,302 votes in favor, 19,220 votes against, no abstentions and 342,877 broker non-votes);
(iii) a proposal to approve the 1996 Special Stock Option Plan and Agreement (2,180,802 votes in favor, 20,720 votes against, no abstentions and 342,877 broker non-votes); and (iv) a proposal to ratify the Company's appointment of Price Waterhouse LLP as independent accountants for 1996 (2,542,779 votes in favor, 1,620 votes against, no abstentions and no broker non-votes).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "OSFG." The Company's 4,500,000 Warrants to Purchase Common Stock (each warrant entitling the registered holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment, until 5:00 p.m. New York City time on February 16, 2002) (the "Warrants") are also quoted on the OTC Bulletin Board under the Symbol "OSFGW." The following table sets forth the high and low closing bid quotations for the periods indicated since the Common Stock and Warrants commenced public trading on February 17, 1995. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

                                               COMMON STOCK        WARRANTS

FISCAL 1995                                   HIGH       LOW    HIGH      LOW

First Quarter (beginning February 17, 1995)   4-3/4     4-3/8   1-1/4     7/8
Second Quarter                                4-3/4     4-1/4   1-1/4      1/2
Third Quarter                                 4-3/4     4-3/8      1       1/2
Fourth Quarter                                4-3/4     4-3/8   97/100    9/16

FISCAL 1996

First Quarter                                 4-3/4     4-3/5      1       5/8
Second Quarter                               5-5/16     4-5/8    1-3/8    11/16
Third Quarter                                5-5/16     5-1/8    1-3/8     7/8
Fourth quarter                                5-3/8     4-5/8    1-3/8     1/2

FISCAL 1997

First Quarter (through March 20, 1997)        4-5/8     3-1/2      1       3/8


HOLDERS

     As of March 20, 1997, there were approximately twelve holders of record of the Company's Common Stock, and there were 5,777,778 shares of Common Stock issued and outstanding of the 25,000,000 shares authorized. As of March 20, 1997, there were approximately eight holders of record of the Company's Warrants. See Note 8 of the Notes to the Company's Consolidated Financial Statements for information regarding certain additional securities which have been issued by the Company.

DIVIDENDS

     The Company has not paid cash dividends on its Common Stock either prior to or since the Merger (other than S Corporation distributions made by Pre-Merger Overseas to its stockholders prior to the Merger), and the Company presently intends to retain future earnings to finance the expansion and development of its business and not pay dividends on its Common Stock. Any determination to pay cash dividends in the future would be at the discretion of the Company's Board of Directors and would be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors. In addition, certain covenants in the Company's credit facility substantially restrict payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to the terms of the Merger, on October 31, 1996, the Company issued an aggregate of 3,177,778 shares of the Company's Common Stock to the former shareholders of Pre-Merger Overseas as part of the merger consideration. See "Item 1 - Background - The October 1996 Merger". Such shares were issued to the three former shareholders of Pre-Merger Overseas in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof. On the same date, as part of the compensation to Jefferson Capital Group, Ltd. for serving as financial advisor to Pre-Merger Overseas in connection with the Merger, the Company issued to Jefferson Capital Group, Ltd. a warrant to purchase 62,500 shares of Common Stock at an exercise price of $5.00 per share. The warrant was issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected financial data for the Company which has been derived from the Company's financial statements as of and for each of the five years ended December 31, 1996 which have been audited by Price Waterhouse LLP, independent accountants. The pro forma statement of income data set forth below and described in footnote (1) to this section does not purport to be indicative of the results of operations that would have occurred had the Merger Note been issued on January 1, 1995 or had the Company's S corporation status terminated prior to January 1, 1992, or which may be expected to occur in future periods. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the related notes thereto included elsewhere herein, and "Item 7 -Management's Discussion and Analysis of Financial Condition And Results Of Operations."


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------

                                                          1992           1993           1994           1995           1996
                                                          ----           ----           ----           ----           ----
Statement of Income Data:

Revenues                                              $14,722,483    $17,951,977    $20,734,094    $21,672,510    $28,677,571
Film costs                                             10,683,951     13,962,255     16,395,902     16,320,694     23,449,114
Selling, general and administrative                     2,234,774      2,401,509      2,151,214      2,721,745      3,595,660
Income from operations                                  1,803,758      1,588,213      2,186,978      2,630,071      1,632,797
Income before income taxes                              2,074,926      1,997,872      2,441,960      2,894,066      1,665,269
Income taxes                                              511,937        300,628        296,487        432,905      3,131,367
Net income (loss)                                       1,562,989      1,697,244      2,145,473      2,461,161     (1,466,098)
Pro forma net income (1)                                1,327,953      1,278,638      1,562,854      1,745,610        998,168
Pro forma net income per
 share (1)(2)                                                                                           .42            .22
Weighted average number of shares outstanding (2)                                                    4,177,778      4,444,445




                                                                                AS OF DECEMBER 31,
                                                                                ------------------

                                                          1992           1993           1994           1995           1996
                                                          ----           ----           ----           ----           ----
BALANCE SHEET DATA:

Film costs, net of accumulated amortization            $7,837,619    $10,808,032    $12,377,123    $17,349,071    $28,358,324
Total assets                                           19,506,942     20,311,146     24,684,518     28,954,796     40,803,685
Notes payable, banks                                    3,000,000      3,700,000      6,058,279      7,421,893     16,607,137
Total liabilities                                      12,020,416     11,993,609     14,874,057     17,506,422     28,611,919
Total equity                                            7,486,526      8,317,537      9,810,461     11,448,374     12,191,766


NOTES TO SELECTED FINANCIAL DATA

     (1) From January 1, 1989 to October 31, 1996, Pre-Merger Overseas operated as an S Corporation under Subchapter S of the Internal Revenue Code. The amounts shown reflect a pro forma charge which represents the estimated income taxes, at an effective tax rate of 36% for both federal and state income taxes (but excluding the one-time, non-recurring deferred federal income tax charge relating to termination of the S Corporation status upon consummation of the Merger) that would have been reported under FAS No. 109 had Pre-Merger Overseas been a C Corporation during the periods presented. Additionally, the 1995 and 1996 amounts shown reflect a pro forma interest charge related to the Merger Note as described in Note 2 to the Consolidated Financial Statements of the Company.

     (2) Pro forma net income per share is not indicative of what actual net income per share would have been if the events described in note (1) had occurred. Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding during the period, adjusted to reflect (i) 3,177,778 shares which represents the post-Merger equivalent of the 100 pre-Merger outstanding shares of Pre-Merger Overseas as if they had been recapitalized and (ii) 1,000,000 shares representing the number of new shares that would have to be issued at the October 31, 1996 at an assumed price of $5.20 per share (which approximates the market price at October 31, 1996) to pay the pro forma distribution of $5,200,000 described in Note 2 to the Consolidated Financial Statements of the Company. Historical earnings per share has not been presented in view of the prior periods' S corporation status.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As described under "Item 1 - Business - Background - The October 1996 Merger," on October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by the merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. The three former shareholders of Pre-Merger Overseas received consideration in the Merger consisting of 3,177,778 shares of the Company's Common Stock, $1,500,000 in cash and the Merger Note (a $2,000,000, five-year, secured promissory note), and also entered into various agreements with the Company. See "Item 1 - Business -Background - The October 1996 Merger" and the other sections of this Report referenced in such section for additional information regarding the Merger and certain agreements entered into in connection therewith.

     For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Specifically, the Merger was treated as a recapitalization of Pre-Merger Overseas by an exchange of Common Stock for the net assets of EMAC, which consisted primarily of the cash proceeds of EMAC's initial public offering then held in trust. The Company has reflected in its consolidated financial statements, the assets, liabilities and equity of Pre-Merger Overseas at their historical book values. Assets and liabilities of EMAC were reflected at their fair market value at the effective time of the Merger, which approximated their historical book values. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger, are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates. All direct costs of the Merger, consisting primarily of legal, accounting, consulting and certain other fees, have been charged to paid in capital. Following the Merger, the fiscal year of the Company was changed from November 30 to December 31 (Pre-Merger Overseas' fiscal year).

     The Company specializes in the acquisition and worldwide license or sale of distribution rights to independently-produced feature films in a wide variety of genres. The Company obtains rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including theatrical, video, pay television, free television, satellite and other ancillary rights) of such motion pictures to various sub-distributors in the United States and in foreign markets, as well as directly distributing certain motion pictures in the domestic theatrical market. The licensing of distribution rights to foreign distributors and sub-distributors in the major international territories or regions has historically been the Company's primary focus, accounting for a substantial portion of the Company's total revenues. In fiscal 1994, 1995 and 1996, approximately 74%, 66% and 72% of the Company's revenues were derived from such activities.

     In situations where, prior to the availability of a motion picture, the Company is paid a minimum guarantee or other payment from the licensing of distribution rights to foreign or domestic sub-distributors, the minimum guarantee or other payment is recorded as deferred revenue and is recognized at such time as the motion picture is available for release by the sub-distributor. In most other cases, revenue is recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. The timing of actual cash payments by sub-distributors to the Company of minimum guarantees and other amounts earned by the Company varies in accordance with the contractual terms of each agreement. Certain payments to the Company are made prior to the recognition of income while other payments to the Company are made after revenue is recognized. When the Company distributes a motion picture directly to the domestic theatrical market, revenue is recognized over the period of exhibition of the motion picture. However, cash payments to the Company by a theatrical exhibitor typically are not made until the close of the film's engagement in the exhibitor's theaters or chain of theaters. Since the Company's specialized or "art-house" releases can have extended runs and are often exhibited by a substantial number of independent theatre owners for which it can be comparatively more difficult to monitor and enforce timely payment than with national theatre chains, payment to the Company by theatre chains is often not made for four to nine months from initial release for successful releases, or longer. Revenues from the direct license by the Company of distribution rights to a pay television service are recognized at such time as the motion picture is available for telecast by such service and the license agreement begins. Cash payments to the Company from such services are generally made from between 60 and 90 days after the initial airing of the film on the pay television service.

     Film costs represent a major component of the Company's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs, and capitalized interest and overhead. The Company amortizes film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. Management of the Company regularly reviews its revenue and cost forecasts and revises such estimates for each film, as necessary, when warranted by management's appraisal of current market conditions. This may result in a change in the rate of amortization and write-downs to net realizable value. Net income in future years is in part dependent upon the Company's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization.

     The following table sets forth the Company's unamortized film costs as of December 31, 1994, 1995 and 1996:


                                                  As of December 31,
                                                  ------------------

                                          1994           1995           1996

Films in release,
  net of accumulated amortization      $ 9,456,441    $12,162,975    $25,838,106
Films not yet available for release      2,920,682      5,186,096      2,520,218
                                         ---------      ---------      ---------

                                       $12,377,123    $17,349,071    $28,358,324
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

The increases in unamortized film costs from fiscal 1994 to 1995 and from fiscal 1995 to 1996 generally reflect expansion of the Company's operations, including increased acquisition of motion picture rights, and financing of motion picture production. In addition, of the increase from fiscal 1995 to 1996, a significant portion was due to three of the Company's motion picture production subsidiaries, each of which commenced operations in 1996.

Based upon the Company's estimate as of December 31, 1996 of projected gross revenues, approximately 75% of unamortized film costs applicable to films released as of such date are expected to be amortized over the three-year period ending December 31, 1999.

     The Company directly distributes certain motion pictures in the domestic theatrical market under the name "First Look Pictures." Prior to June 1995, the Company's domestic theatrical operations were conducted by First Look Pictures, Inc. ("FLP Inc."), which was wholly owned by Ellen Dinerman Little and Robert B. Little. In anticipation of a merger of FLP Inc. with Pre-Merger Overseas, in January 1995 Pre-Merger Overseas entered into a sales agency arrangement with FLP Inc. whereby Pre-Merger Overseas advanced all costs of overhead as well as distribution and releasing costs on behalf of FLP Inc. in exchange for FLP Inc.'s assignment of all income relating to the motion pictures it released.
FLP Inc. was merged into Pre-Merger Overseas in June 1995.

     The Company typically acquires distribution rights in a motion picture for a specified term in one or more territories and media. See "Item 1 - Business -Acquisition Rights by the Company, Production and Financing." In some circumstances, the Company also acquires the copyright to the motion picture. The arrangements the Company enters into to acquire rights often includes the Company agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Company dramatically increase to the extent the Company takes such actions. The Company committed to pay an advance or minimum guarantee or advance print and advertising costs with respect to approximately 13 films initially released in 1996 (for an aggregate commitment in excess of the aggregate "pre-sale" or "pre-license" commitments obtained from sub-distributors with respect to such films of approximately $16,575,000). While the Company generally works with independent producers who have already developed projects, the Company also incurs significant risk to the extent it engages in development or production activities itself, given the costs and risks associated with such activities, including the uncertainty of whether any particular development project will eventually result in a completed film. Although the Company may, in certain circumstances, reduce some of the foregoing risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors, the risks incurred by the Company are generally greater the greater the "investment" by the Company in a motion picture. This "investment" by the Company in a motion picture includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne. For a variety of reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs (See "Inflation and Other Considerations" below); (ii) the Company's intent to gradually and selectively acquire rights to or produce films which have greater production values (often as a result of larger budgets); and (iii) the Company's increasing role as the principal financier of a greater portion of the motion pictures it distributes by providing minimum guarantee commitments, the "investment" by the Company in the motion pictures it distributes in the future and the associated risks faced by the Company are likely to increase.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues increased by $7,005,061 (32.3%) to $28,677,571 for the year ended December 31, 1996 from $21,672,510 for the year ended December 31, 1995. The increase was primarily due to a greater number of larger budget films (generally reflecting higher production values) becoming available for distribution and generating relatively greater revenues than some of the Company's smaller budget films, generally reflecting a marketplace preference during such period for films with greater production values. During the year ended December 31, 1996, 21 motion pictures each generated in excess of $200,000 in revenues, with an aggregate of $24,426,627, or 85.2%, of total revenues for such year attributable to those films. For the year ended December 31, 1995, 20 motion pictures each generated in excess of $200,000 in revenues, with an aggregate of $16,584,445, or 76%, of total revenues, for such year attributable to those films.

     Film costs as a percentage of revenues increased to 81.8% for the year ended December 31, 1996 from 75.3% for the year ended December 31, 1995. This increase was primarily due to a write down of approximately $674,000 in the film "Infinity" and approximately $88,000 in the film "The Big Squeeze." Additionally, although the Company recognized $4,568,774 in gross revenues relating to these two films, no gross margin resulted from either film. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film, and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $873,915 (32.1%) to $3,595,660 for the year ended December 31, 1996 from $2,721,745 for the year ended December 31, 1995. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to generally greater numbers of personnel in the year ended December 31, 1996 over that of the prior year, increased personnel costs related thereto, bonuses of approximately $175,000 paid to the Company's executive officers (other than Ellen Dinerman Little and Robert B. Little) relating to the Merger, generally greater numbers of personnel in the year ended December 31, 1996 over that of the prior year and increased compensation paid in December 31, 1996 over that of the prior year. Additionally, bad debt expense reflecting subdistributor cancellations for the year ended December 31, 1996 was approximately $100,000 greater than the year ended December 31, 1995.

     Other income decreased by $231,523 (88%) to $32,472 for the year ended December 31, 1996 from $263,995 for the year ended December 31, 1995. The decrease was primarily the result of increased interest expense, net of capitalized interest, of $88,432 over the prior year, as well as decreased discounts from suppliers of approximately $85,000 in the year ended December 31, 1996 compared to December 31, 1995 and approximately $44,000 less income from the rental of certain editing equipment that was sold in 1995. The Company capitalizes interest associated with its acquisition of motion pictures to the applicable motion picture's film costs.

     As a result of the above, the Company, had income before taxes for the year ended December 31, 1996 of $1,665,269 compared to income before taxes of $2,894,066 for the year ended December 31, 1995.

     Pre-Merger Overseas was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes for periods from 1989 through the date of the Merger. See "Certain Tax Related Matters" below. The Company's tax provision for 1996 includes a one-time, non-recurring deferred federal income tax charge of approximately $2,600,000 relating to the termination of Pre-Merger

Overseas's S corporation status which occurred immediately upon the Merger. The balance of the income tax provision for the year ended December 31, 1996 represents federal income tax of approximately $190,000 on income of the Company for the two months following the Merger, state income taxes for the year of approximately $110,000 and foreign tax withholdings of approximately $231,000 on revenues generated in certain countries during the year that are required to withhold taxes on film royalties paid to a U.S. company. As a result of the federal income taxes for the two months following the Merger, the Company's effective tax rate, exclusive of the one-time, non recurring deferred federal income tax charge, increased to approximately 32% for the year ended December 31, 1996 compared to 15% for the year ended December 31, 1995.

     As a result of the foregoing including the one time, non-recurring deferred federal income tax charge, the Company had a net loss for the year ended December 31, 1996 of $1,446,098. This is in comparison to net income of $2,461,161 for the year ended December 31, 1995.

     On a pro forma basis, giving effect to the Merger Note being issued on January 1, 1995, and concurrent termination of S Corporation status as if it had occurred January 1, 1995 (by giving effect to assumed additional interest expense relating to the Merger Note and a pro forma effective tax rate of 36%, but exclusive of the one-time non-recurring deferred federal income tax charge), pro forma net income for the year ended December 31, 1996 was $998,168 compared to pro forma net income for the year ended December 31, 1995 of $1,745,610. See "Item 6 - Selected Financial Information" and the notes thereto as well as Note 2 to the Company's Consolidated Financial Statements for additional information with respect thereto including pro forma net income per share and the calculation thereof.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues increased by $938,416 (4.5%) to $21,672,510 for the year ended December 31, 1995 from $20,734,094 for the year ended December 31, 1994. This increase was primarily due to domestic theatrical revenues generated by the two motion pictures released by the Company through First Look Pictures in 1995, The Secret of Roan Inish and Party Girl. The operations of First Look Pictures, previously independent of the Company, were combined with the Company in 1995. See "Overview" above. During the year ended December 31, 1995, 20 motion pictures each generated in excess of $200,000 in revenues, with an aggregate of $16,584,445, or 76%, of total revenues for such period attributable to those films. During the comparable period in 1994, 15 motion pictures each generated in excess of $200,000 in revenues, with an aggregate of $13,725,942, or 66%, of total revenues for such period attributable to those films.

     Film costs as a percentage of revenues decreased to 75.3% for the year ended December 31, 1995 from 79.1% for the year ended December 31, 1994. The decrease in the ratio of film costs to revenues was primarily due to both higher distribution fees associated with those motion pictures generating significant revenues released theatrically in the year ended December 31, 1995 (including motion pictures released theatrically in the United States by First Look Pictures) compared to the prior year, as well as higher gross profit margins generated by the Company during the fiscal year ended December 31, 1995 on motion pictures in which the Company owned an interest in the copyright compared to the gross margins on such films in the prior year.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $570,531 (26.5%) to $2,721,745 for the year ended December 31, 1995 from $2,151,214 for the year ended December 31, 1994. This increase was primarily due to the Company's absorption of the operations of First Look Pictures, including space and personnel costs. Also, primarily as a result of a general expansion in the

Company's operations, including an increase in the number of films financed by the Company, the Company hired additional staff and leased additional office space in the year ended December 31, 1995.

     Interest expense, net of capitalized interest, decreased by $90,113 (50.1%) to $89,637 for the year ended December 31, 1995 from $179,750 for the year ended December 31, 1994. The decrease was primarily due to interest rate reductions on certain borrowings and capitalization of certain interest costs which previously had been expensed.

     Other income decreased by $116,161 (26.8%) to $317,917 for the year ended December 31, 1995 from $434,078 for the year ended December 31, 1994. Other income in such periods represented primarily volume rebates from suppliers, equipment usage fees relating to computerized editing systems and, in 1994, a one-time, non-recurring reversal of excess state income tax accrual. The decrease was primarily due to the reversal in 1994 of the excess state income tax accrual.

     The Company's effective tax rate was 15% in 1995 compared to 12.1% in 1994.

     As a result of the above, the Company had net income for the year ended December 31, 1995 of $2,461,161 compared to net income of $2,145,473 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. Apart from the funds provided as a result of the Merger of Pre-Merger Overseas with EMAC, the principal sources of funds for the Company's operations have been cash flow from operations and bank borrowings, primarily through the Company's revolving credit facility described below. Immediately preceding consummation of the Merger, EMAC held cash of approximately $11,153,000 in a trust account, to be used exclusively in connection with any concluded business combination. Upon consummation of the Merger, $1,500,000 was paid from the trust account to the existing shareholders of Pre-Merger Overseas as part of the Merger consideration and the remainder of approximately $9,653,000 was released to the Company for its unrestricted use. After consummation of the Merger, the Company repaid a $3,500,000 loan from Coutts & Co., used to fund a $3,500,000 distribution to the Pre-Merger Overseas shareholders, as more fully described below. Additionally, the Company used funds provided by the Merger to pay expenses of the Merger and to repay additional debt.

     The Company's cash flows provided by/(used in) operating, investing and financing activities in 1994, 1995 and 1996 were as follows:


                                      Year Ended December 31,

                                 1994           1995           1996

Operating. . . . . . . .      $16,471,868    $21,352,387    $18,697,203
Investing. . . . . . . .      (17,199,813)   (21,376,982)   (34,344,696)
Financing. . . . . . . .        1,705,730        540,366     13,480,620


Cash flow from operating activities consists primarily of cash collections generated by the sale, license or other exploitation of distribution and other film rights by the Company. Investing activities consist primarily of additions to film costs, but also include expenditure on property and equipment and other activities that utilize cash. Financing activities include the funds provided by the Merger as described above, as well as bank or other borrowings, and other activities that give rise to additional cash to the Company (decreased for periods prior to the Merger by distributions to the stockholders of Pre-Merger Overseas and decreased for periods after the Merger by payments on the Merger Note (the $2,000,000, five year, secured promissory note issued as part of the Merger Consideration)).

     From January 1, 1989 to October 31, 1996, Pre-Merger Overseas was treated for federal income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended. During the fiscal years ended December 31, 1994, 1995 and from January 1, 1996 through October 30, 1996, Pre-Merger Overseas declared aggregate S corporation distributions to its stockholders of $652,549, $823,248 and $4,252,991, including a $3,500,000 distribution in July 1996 as described below. No distributions have been made since the Merger. Management of the Company presently intends to retain future earnings to finance the expansion and development of its business and not pay dividends on its capital stock. In addition, certain covenants in the Company's Credit Facility, described below, substantially restrict the payment of cash dividends. See also "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - Dividends."

     During the next twelve months, the Company currently intends to acquire rights to and distribute approximately 12 to 18 films (including approximately eight films to be distributed by the Company in the domestic theatrical market through its First Look Pictures operations). The Company, alone or in conjunction with others, currently intends to selectively finance (typically by agreeing to pay a minimum guarantee in connection with acquisition of distribution rights by the Company) all or a portion of the production costs of, or produce, approximately six to ten of such films. As the motion picture business is subject to numerous uncertainties, including, among other things, financing requirements, personnel availability, and the release schedule of competing films, no assurance can be given that such goals will be met (or that such goals will not be exceeded). In addition to the Company's obligations reflected on the balance sheet as of December 31, 1996, as of such date the Company had contractual obligations for advances, minimum guarantee payments, and prints and advertising spending of $2,108,000 contingent upon completion and delivery of certain motion pictures. The Company also has guaranteed a $325,000 loan from a bank to Neo Motion Pictures, the balance of which at December 31, 1996 was approximately $290,000 in principal and accrued interest. See "Item 13 - Certain Relationships and Related Transactions." As of December 31, 1996, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $553,000. For several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs (see "Inflation and Related Considerations" below), (ii) the Company's intent to gradually and selectively acquire rights to or produce films that have greater production values (often as a result of larger budgets), and (iii) the Company's increasing role as the principal financier of a greater portion of the motion pictures it distributes by providing minimum guarantee commitments, the Company's costs and expenses, and thus the capital required by the Company in its operations are likely to increase in the future. See "Overview", above.

     The Company has a revolving credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender. The Syndication Agreement provides for total borrowings of $27,000,000 (increased from $23,000,000 upon consummation of the Merger), of which up to $5,000,000 may be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 may be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film, which amounted in 1996 to less than $10,000.

     The Company borrows funds under Film Facilities' on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. Coutts and Berliner must approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities are also available to be issued as letters of credit or bank guarantees. As of March 15, 1997, an aggregate of approximately $17,416,972 was outstanding under the Film Facilities and Operating Facility at an average interest rate on the outstanding amounts of approximately 8.5% per annum. As of March 15, 1997, $1,000,000 in face amount of letters of credit had also been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $679,000 was outstanding as of March 15, 1997 bearing interest at 7.0% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

     Amounts outstanding under the Operating Facility must be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement is reviewed by Coutts and Berliner on an annual basis and will expire on May 9, 1997, the date of the next annual review. Based upon management's discussions with the lenders under the Credit Facility, the Company currently anticipates that the Credit Facility will be renewed for a one or two year period. In the event that the commitment to lend under the Credit Facility is not renewed by Coutts and Berliner upon its expiration, management of the Company anticipates that the Company will seek to refinance the Credit Facility by obtaining a replacement facility from another lender or group of lenders or enter into alternative financing arrangements, although no assurances can be given that a replacement facility or any alternative financing arrangements will be entered into or that a replacement facility (or a renewal of the Credit
Facility or any alternative financing arrangements) will be entered into on terms or in amounts similar to the Credit Facility.

     The Syndication Agreement which is secured by substantially all of the assets of the Company and its subsidiaries, contains a number of covenants and other requirements, including requirements that the Company maintain a certain consolidated net worth and that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks; requirements that may substantially restrict the payment of dividends by the Company. The Syndication Agreement also, among other things, restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance on Ms. Little, Mr. Little and Mr. Lischak of $6,750,000. Events of Default under the Syndication Agreement include, among other things, a change of control of the Company, the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements, the failure of the Littles, together with their director nominees (See "Item 10 - Directors and Executive Officers of the Registrant - Management Arrangements"), to constitute a majority of the Board of Directors of the Company, or a decrease in the Little's ownership below certain levels.

     In July 1996, Pre-Merger Overseas borrowed $3,500,000 from Coutts (the "July Loan"). Such loan, which had a maturity of December 31, 1996, bore interest at approximately 6.5% per annum and was secured by the personal guarantees of the former stockholders of Pre-Merger Overseas (the Littles and Mr. Lischak) and $3,500,000 in funds on deposit with Coutts provided by such stockholders. Proceeds of the loan were used to make a distribution to the stockholders of Pre-Merger Overseas in July 1996. At December 31, 1996, the entire principal amount of the July Loan as well as approximately $12,250 in accrued interest had been fully repaid and fees of $8,750 were accrued but unpaid (which were paid as of March 15, 1997). None of such stockholders of the Company are obligated to provide any funds to the Company or to guarantee or secure the Credit Facility or any borrowings of the Company in the future.

     As of December 31, 1996, the Company had cash and cash equivalents of $353,689 compared to cash and cash equivalents of $2,433,153 as of December 31, 1995. The difference relates primarily to lower borrowings on the Operating Facility as of December 31, 1996 as compared to December 31, 1995. Additionally, at December 31, 1996, the Company had restricted cash of $46,037 held by the Company's primary lender, to be applied against various Film Facilities.

     The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next 12 months.

INFLATION AND RELATED CONSIDERATIONS

     Management of Overseas Filmgroup believes that neither the Company's operating revenues nor costs materially increased in the last fiscal year due to general economic inflation or general price changes. In particular, management believes that no material increases in revenue were attributable to increases in ticket prices for admission to motion picture theaters. The costs associated with the production (such as the salaries of recognizable cast) and distribution and marketing (such as print and advertising costs) of motion pictures have increased dramatically in recent years. These costs will likely continue to increase in the future, thereby increasing the capital required for the operations of motion picture producers and distributors, including the Company, and the risk borne by such parties. As a result, such cost increases may affect results of operations of the Company in the future.

EXCHANGE RATE CONSIDERATIONS

     A significant portion of the Company's revenue (approximately 72% in 1996) is from the distribution of motion pictures and the licensing of distribution rights in territories outside the United States. The Company's financial results and results of operations could be negatively affected by such factors as changes in foreign currency exchange rates and currency controls, as well as trade protection measures, motion picture piracy, content regulation. longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions or natural disasters. Because the Company's contracts are typically denominated in U.S. dollars, advances and minimum guarantees of sublicense fees payable to the Company by foreign sub-distributors, and advances and minimum guarantees to be paid by the Company to foreign producers in connection with the acquisition of distribution rights, are generally unaffected by exchange rate fluctuations. However, to the extent the Company's agreements with foreign sub-distributors require such sub-distributors to pay the Company a percentage of revenues in excess of any advance or minimum guarantee, fluctuations in the currencies in which such revenues are received by the sub-distributor may affect the amount of U.S. dollars received by the Company in excess of any minimum guarantee. Exchange rate fluctuations could also affect the ability of sub-distributors to bid for and acquire rights to motion pictures distributed by the Company. Management of the Company does not believe exchange rate fluctuations have had a material effect on the Company's results of operations in the past, although no assurances can be given that these fluctuations will not have a material impact on its results of operations in the future.

CERTAIN TAX RELATED MATTERS

     From January 1989 until October 31, 1996, Pre-Merger Overseas was treated for federal (but not state) income tax purposes as an S Corporation. As a result, the Pre-Merger Overseas's taxable income during this period was taxed for federal purposes directly to the Pre-Merger Overseas stockholders (Ellen Dinerman Little, Robert B. Little and William F. Lischak), rather than to Pre-Merger Overseas. Pursuant to the Merger Agreement, the Company entered into a Tax Reimbursement Agreement, dated October 31, 1996, with Ms. Little, Mr. Little and Mr. Lischak (the "Tax Reimbursement Agreement"). Under the Tax Reimbursement Agreement, the Company agreed to reimburse these individuals for up to $400,000 of federal income taxes payable for the short 1996 S corporation taxable year of Pre-Merger Overseas ending at the time of the Merger (the "1996 Reimbursement Amount"). As of March 31, 1997, neither Pre-Merger Overseas nor the Pre-Merger Overseas stockholders had filed their tax returns for the short 1996 S corporation taxable year of Pre-Merger Overseas and no amounts had been paid under the Tax Reimbursement Agreement.

     The corporate income tax returns of Overseas Filmgroup for its 1992 and 1993 fiscal years are currently under audit by the Internal Revenue Service ("IRS") and returns for the 1994 and 1995 fiscal years and the 1996 fiscal year (which is currently on extension for filing) remain open to audit. In the absence of the Tax Reimbursement Agreement, the stockholders of Pre-Merger Overseas during such periods, and not the Company, would be responsible for any tax liability assessed as a result of any federal income tax audits of pre-Merger periods because of the S corporation status for such periods. Under the Tax Reimbursement Agreement, the Company agreed to indemnify the three stockholders of Pre-Merger Overseas for any federal income tax liabilities of theirs (including penalties and interest) arising from any adjustment to the income, deductions or credits of Pre-Merger Overseas for periods prior to the Merger, together with any federal and state income tax arising from such indemnity payments. The Company's reimbursement obligations are limited to $150,000 (plus any of the $400,000 1996 Reimbursement Amount not used to reimburse such individuals for their federal income taxes for the short 1996 S Corporation taxable year), except with respect to adjustments to the Company's income, deductions or credits which are reasonably expected to result in decreases to the Company's income or increases in its deductions or credits after the Merger. For purposes of the Consolidated Financial Statements of the Company, accrued expenses as of December 31, 1996, include a $200,000 estimate of the aggregate payments to be made to the shareholders of Pre-Merger Overseas pursuant to the Tax Reimbursement Agreement. No such payments have been made under the Tax Reimbursement Agreement through March 31, 1997. The actual amounts ultimately paid under such agreement may be materially different from the estimate based upon the tax returns of Pre-Merger Overseas and the stockholders thereof for the short S Corporation taxable year once such returns are filed and depending upon the results of audits of S Corporation periods.

     As a result of the termination of Pre-Merger Overseas's S corporation status at the time of the Merger, the Company experienced a one-time, non-recurring $2,600,000 accounting charge to income for deferred income taxes resulting from such termination. The Company is now subject to federal and state corporate income tax. In addition, certain foreign jurisdictions require tax withholding on revenues payable to the Company by foreign sub-distributors in such territories.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Accountants, Consolidated Financial Statements and Notes to the Company's Consolidated Financial Statements appear in a separate section of this Report (beginning on page F-1) following Part IV. See the Index to Financial Statements under "Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the current directors and executive officers of the Company:


NAME                          AGE       CURRENT POSITION WITH THE COMPANY
----                          ---       ---------------------------------

Robert B. Little              51        Co-Chairman of the Board and Co-Chief
                                        Executive Officer

Ellen Dinerman Little         54        Co-Chairman of the Board, Co-Chief
                                        Executive Officer and President

Stephen K. Bannon             43        Vice Chairman of the Board, Chairman of
                                        the Executive Committee of the Board

William F. Lischak            39        Chief Operating Officer, Chief Financial
                                        Officer, Secretary and Director

Richard S. Guardian           41        Senior Vice President, Worldwide
                                        Distribution

MJ Peckos                     42        Senior Vice President, Domestic
                                        Distribution and Marketing

Mansour Mostaedi              45        Senior Vice President, Finance and
                                        Accounting

Alessandro Fracassi           45        Director

Jeffrey A. Rochlis            51        Director

Scott K. Vorse                36        Director

     The directors of the Company are divided into three classes having terms expiring at the annual meeting of the Company's stockholders in 1997 (Robert B. Little and Stephen K. Bannon), 1998 (Ellen Dinerman Little and Scot K. Vorse) and 1999 (William F. Lischak, Jeffrey A. Rochlis and Alessandro Fracassi) or such later dates as their successors are elected and have qualified. At each annual meeting of stockholders, successors to the class of directors whose terms expire at such meeting will be elected to serve for three-year terms and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors, subject to any applicable employment agreements. See "Employment Agreements" below. See also "Management Arrangements" below for a description of certain arrangements regarding the election of directors. Ellen Dinerman Little and Robert B. Little are married to each other.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS.

     ROBERT B. LITTLE became Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company upon consummation of the Merger on October 31, 1996. Mr. Little co-founded the predecessor of Pre-Merger Overseas in February 1980 and served as Chairman of the Board of Pre-Merger Overseas from February 1987 until the Merger and its Chief Executive Officer from February 1990 until the Merger. Mr. Little was a founding member of the American Film Marketing Association, the organization which established the American Film Market, and served multiple terms on its Board of Directors. In 1993, Mr. Little served on the City of Los Angeles Entertainment Industry Task Force, a task force composed of industry leaders focused on maintaining and enhancing Los Angeles's reputation as the entertainment capital of the world. Mr. Little is also a founding member of The Archive Council, an industry support group for the

University of California at Los Angeles (UCLA) Archive Film Preservation Program, and a member of the Board of Directors of the Antonio David Blanco Scholarship Fund, an endowment fund that annually benefits deserving students in the UCLA Department of Film and Television.

     ELLEN DINERMAN LITTLE became Co-Chairman of the Board of Directors, Co-Chief Executive Officer and President of the Company upon consummation of the Merger. Ms. Little co-founded the predecessor of Pre-Merger Overseas in February 1980 and served as its President and Director, as well as the President and a Director of Pre-Merger Overseas since its incorporation in January 1984 until the Merger. Ms. Little is a founding member of The Archive Council, serves on the Board of Directors of the Antonio David Blanco Scholarship Fund, and has been an active participant in the American Film Marketing Association, having served on various of its committees. Ms. Little is Executive Producer of Richard III, which was nominated for two Academy Awards.

     STEPHEN K. BANNON has been a director of the Company since its incorporation as EMAC in December 1993. Since the Merger, he has served as Vice Chairman of the Board of Directors of the Company and Chairman of its Executive Committee. Previously, from the incorporation of EMAC until the Merger, he served as Chairman of the Board of Directors of EMAC. Since June 1991, Mr. Bannon has been the Chief Executive Officer of Bannon & Co., an investment banking firm that specializes in the entertainment, media and communications industries. In October 1996, Bannon & Co. entered into an alliance agreement with Societe Generale, a private French bank. As part of an investment banking assignment, from April 1, 1994 to December 31, 1995, Mr. Bannon served as acting Chief Executive Officer of SBV, a division of Decisions Investment Corp., which operates the Biosphere 2 project near Oracle, Arizona. Bannon & Co. is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and Mr. Bannon is a registered principal with the National Association of Securities Dealers, Inc. ("NASD"). Bannon & Co. succeeded to the business of Talbott, Bannon & Co., of which Mr. Bannon was a general partner from January 1990 to June 1991. From 1985 to 1990, Mr. Bannon was employed in various capacities by Goldman, Sachs & Co., most recently as Vice President, Investment Banking, where his responsibilities included advising clients on mergers and acquisitions and corporate finance in the entertainment and media industry.

     WILLIAM F. LISCHAK became Chief Operating Officer, Chief Financial Officer and Secretary of the Company upon consummation of the Merger. Mr. Lischak served as Pre-Merger Overseas's Chief Operating Officer from September 1990 until the Merger and its Chief Financial Officer from September 1988 until the Merger. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a Masters Degree in Taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television.

     RICHARD S. GUARDIAN became Senior Vice President, Worldwide Distribution, of the Company upon consummation of the Merger, having served since August 1994 in the same position with Pre-Merger Overseas. He joined Pre-Merger Overseas as General Manager, Sales and Marketing in January 1991 and became Vice President, Sales and Marketing in August 1992. Mr. Guardian also previously served in a variety of other positions in the motion picture industry, including as Distribution and Marketing Manager for the independent film company, De Laurentiis Entertainment Group, Ltd., and North American Manager for the Australian Film Commission.

     MJ PECKOS became Senior Vice President, Domestic Distribution and Marketing of the Company upon consummation of the Merger, having served since May 1995 in the same position with Pre-Merger Overseas. From January 1995 through April 1995, Ms. Peckos served as Vice President of Advertising for Dazu Advertising, a graphic design firm which is active in the entertainment industry. Prior to that, she served from January 1992 to November 1994 as Senior Vice President of Marketing & Distribution for Academy Entertainment, an independent film company, and from July 1991 to December 1992 as Co-Managing Director of CLG Films, also an independent film company. Ms. Peckos also previously served with several other companies in the motion picture industry including The
Samuel Goldwyn Company, MGM and Warner Bros.

     MANSOUR MOSTAEDI became Senior Vice President, Finance and Accounting of the Company upon consummation of the Merger, having served since March 1996 in the same position with Pre-Merger Overseas. Previously, he served as Vice President, Finance and Accounting of Pre-Merger Overseas (beginning October
1994) and Controller (beginning March 1991).

     ALESSANDRO FRACASSI, became a Director of the Company upon consummation of the Merger. Mr. Fracassi founded Racing Pictures s.r.l. (an Italian motion picture production and distribution company) in 1976 and has served as its President since such date. Mr. Fracassi has extensive experience in the field of Pan-European motion picture and television production. He has served as a Vice President of the Italian Producers Association, an Italian entertainment industry trade group. Additionally, Mr. Fracassi and his family are active investors in various privately held businesses in Italy.

     JEFFREY A. ROCHLIS has been a Director of the Company since its incorporation as EMAC in December 1993 and also served from such date until the Merger as President and Chief Executive Officer of EMAC. Mr. Rochlis is the founding principal of Rochlis & Associates, a firm established in 1989 which specializes in new product/business development in the entertainment and media industry. From 1987 through 1989, Mr. Rochlis served as the Executive Vice President of Walt Disney Imagineering, responsible for the development of new Disney theme parks and attractions around the world. From 1985 through 1987, he served as Executive Vice President of The Walt Disney Studios, responsible for finance, administration, operations and new business development for Walt Disney, Touchstone and Buena Vista motion picture, television and home video divisions worldwide. From 1983 through 1985, Mr. Rochlis was the President and Chief Operating Officer of the video game company, Sega Enterprises, Inc. Mr. Rochlis served as a Director of Paramount Pictures Corporation from 1983 through 1985.

     SCOT K. VORSE became a Director of EMAC in January 1995 and continued to serve as a Director of the Company following the Merger. From January 1995 until the Merger, he served as Treasurer and Secretary of the EMAC, and from January 1995 until November 1996, he served as Vice President of the EMAC. Since June 1991, Mr. Vorse has been an Executive Vice President, Managing Director and the Chief Financial Officer of Bannon & Co. Mr. Vorse is a registered principal with the NASD. On October 1, 1996, Bannon & Co. entered into an alliance agreement with Societe Generale a private French bank. From 1985 to May 1991, Mr. Vorse was employed in various capacities by Goldman, Sachs & Co., most recently as Vice President -- Corporate Finance, where his responsibilities included advising clients on mergers and acquisitions and private and public financings.

EXECUTIVE COMMITTEE

     Ellen Dinerman Little, Robert B. Little and Stephen K. Bannon currently serve on the Executive Committee, with Mr. Bannon serving as Chairman of such committee. During intervals between the meetings of the Board of Directors of the Company, the Executive Committee exercises all powers of the Board of Directors (except those powers specifically reserved by Delaware law or the Company's Bylaws to the full Board of Directors) in the management and direction of the business and conduct of the affairs of the Company in all cases in which specific directions have not been given by the Board of Directors.

COMPENSATION COMMITTEE

     Messrs. Bannon and Vorse currently serve on the Compensation Committee. The Compensation Committee administers the Company's stock option plans to the extent contemplated thereby and reviews, approves, and makes recommendations with respect to compensation of officers, consultants and key employees. See "Stock Option Plans" under "Item 11 - Executive Compensation" below.

AUDIT COMMITTEE

     The Audit Committee of the Company currently consists of Messrs. Bannon and Vorse. The function of the Audit Committee is, among other things, to review and approve the selection of, and all services performed by, the Company's independent auditors; to meet and consult with and to receive reports from, the Company's independent auditors and the Company's financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company.

MANAGEMENT ARRANGEMENTS

     In accordance with the Merger Agreement, the current directors of the Company were elected at the Special Meeting of Stockholders in lieu of Annual Meeting held in connection with the Merger. The current directors consist of four persons designated prior to the Merger by Pre-Merger Overseas (Ellen Dinerman Little, Robert B. Little, William F. Lischak and Alessandro Fracassi) and three persons designated prior to the Merger by the Company (Stephen K. Bannon, Jeffrey A. Rochlis and Scot K. Vorse). Pursuant to the Merger Agreement, upon consummation of the Merger a Stockholders' Voting Agreement, dated as of October 31, 1996, was entered into among the Company, Ellen Dinerman Little, Robert B. Little, William F. Lischak, and certain persons who were stockholders of the Company prior to consummation of the Company's initial public offering (Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, John Hyde, Sparta Partners III, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein - collectively, the "Initial Stockholders"). The parties to the Stockholders' Voting Agreement have agreed to use their best efforts to cause the Board of Directors of the Company to consist of seven members during the term of such agreement, including four individuals designated by Ms. Little and Mr. Little and three individuals designated by the Initial Stockholders. Each party to the Stockholders' Voting Agreement also agreed that the following actions shall require the affirmative vote of at least seventy-five percent of the authorized number of directors of the Company: (i) any amendment to the Restated Certificate of Incorporation of the Company or the Company's Bylaws that would change the voting rights of stockholders, the number or classes of directors, or the notice and quorum requirements for meetings of the Board of Directors, its committees or the shareholders; (ii) a merger or sale of all or substantially all of the assets of the Company; (iii) the designation or issuance of any preferred stock and (iv) any amendments to the operating guidelines described below (collectively, the "Supermajority Provisions"). The Stockholders' Voting Agreement terminates eight and one-half years from the date of the Merger or sooner if the employment of Ms. Little, Mr. Little and Mr. Lischak is terminated. In addition, the right of Ms. Little and Mr. Little, and of the Initial Stockholders, to designate directors (but not the obligation to vote for the designees of others) will terminate (i) as to Ms. Little and Mr. Little, (A) if they (and Mr. Lischak) own less than 794,444 shares of the Company's Common Stock, they will be entitled to designate only two directors, and (B) if they (and Mr. Lischak) own less than 20,000 shares, they will not be entitled to designate any director; or (ii) as to the Initial Stockholders, (A) if they own less than 175,000 shares of the Company's Common Stock, they will be entitled to designate only two directors, (B) if they own less than 125,000 shares, they will be entitled to designate only one director, and (C) if they own less than 20,000 shares, they will not be entitled to designate any director.

     In connection with the Merger, operating guidelines for the Board of Directors and management of the Company were established setting forth certain general guidelines with respect to the authority and responsibilities of officers of the Company, the structure and responsibilities of the Board of Directors and the Executive Committee of the Company, and certain other general business matters. The Board of Directors has also adopted operating resolutions implementing the Supermajority Provisions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% Stockholders of the Company are required by Commission regulations to furnish the Company with copies of Section 16(a) forms they file. To the Company's knowledge based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% Stockholders, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% Stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following "Summary Compensation Table" sets forth individual compensation information with respect to the Company's Co-Chief Executive Officers (Ellen Dinerman Little and Robert B. Little), EMAC's Chief Executive Officer until the Merger (Jeffrey A. Rochlis) and four other executive officers of the Company during the fiscal year ended December 31, 1996 whose total salary and bonus compensation during fiscal 1996 from the Company (including Pre-Merger Overseas) was in excess of $100,000 (William F. Lischak, Richard Guardian, MJ Peckos and Mansour Mostaedi). Such seven executives are referred to herein as the "Named Executives." Mr. Rochlis, who served as President and Chief Executive Officer of EMAC from December 1993 until the Merger, received no compensation for such services other than reimbursement for out-of-pocket expenses incurred by him in connection with his activities on behalf of EMAC. With respect to the six Named Executives who were executive officers of Pre-Merger Overseas and became executive officers of the Company upon consummation of the Merger, the Summary Compensation Table provides compensation information for services rendered to Pre-Merger Overseas during the fiscal year ended December 31, 1995 and to Pre-Merger Overseas and the Company during the fiscal year ended December 31, 1996.

     Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (i) an Option/SAR Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1996 along with the grant date present value of such options, and (ii) a table that indicates whether any of the Named Executives exercised options in fiscal 1996 and includes the number and value of unexercised options held by the Named Executives at December 31, 1996.

SUMMARY COMPENSATION TABLE*

                                           ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                                                                       AWARDS
                                           ---------------------------------------------------------
                                                                                     SECURITIES
                                                                 OTHER ANNUAL        UNDERLYING
NAME AND                                                         COMPENSATION         OPTIONS/        ALL OTHER
PRINCIPAL POSITION         YEAR    SALARY ($)     BONUS ($)           ($)             SARS(#)       COMPENSATION($)
------------------         ----    ----------     ---------      ------------        ----------     ---------------

ROBERT B. LITTLE           1996       $110,158       $25,000        $    -- (1)        1,100,000        $18,858 (2)
CO-CHAIRMAN OF THE         1995         90,000          0            37,709 (3)             0            16,455 (4)
 BOARD AND CO-CHIEF
 EXECUTIVE OFFICER

ELLEN DINERMAN LITTLE      1996        110,457       $25,000             -- (1)        1,100,000         24,812 (5)
CO-CHAIRMAN OF THE BOARD,  1995         90,000          0            38,720 (6)             0            30,134 (4)
 CO-CHIEF EXECUTIVE
 OFFICER AND PRESIDENT

JEFFREY A. ROCHLIS         1996           0             0              0                   5,000           0
FORMER PRESIDENT AND       1995           0             0              0                    0              0
 CHIEF EXECUTIVE           1994           0             0              0                    0              0
 OFFICER OF EMAC

WILLIAM F. LISCHAK         1996        137,198       212,500             -- (1)             0             2,994 (7)
CHIEF OPERATING OFFICER,   1995        118,933        75,090             -- (1)             0               519 (7)
 CHIEF FINANCIAL OFFICER
 AND SECRETARY

RICHARD GUARDIAN           1996        126,244        81,529             -- (1)             0             2,942 (7)
SENIOR VICE PRESIDENT      1995        110,969        53,636             -- (1)             0             1,648 (8)

MJ PECKOS                  1996        126,100        40,000             -- (1)             0             2,922 (7)
SENIOR VICE PRESIDENT      1995         67,976          0                -- (1)             0               434 (7)

MANSOUR MOSTAEDI           1996         87,923        20,000             -- (1)             0             1,723 (7)
SENIOR VICE PRESIDENT      1995         77,745        21,455             -- (1)             0               350 (7)

----------
* This table does not include distributions made to the stockholders of Pre-Merger Overseas. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (1) Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

     (2) Represents $2,049 for the Company's 1996 contributions on behalf of such Named executive pursuant to the Company's 401(k) Plan and $16,809 for life insurance premiums paid by the Company for the benefit of such Named Executive.

     (3) Includes $13,959 for automobile lease and maintenance expenses and $23,750 representing one-half the cost of a home sound system.

     (4) Represents life insurance premiums paid by the Company for the benefit of such Named Executive.

     (5) Represents $2,049 for the Company's 1996 contribution on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $22,763 for life insurance premiums paid by the Company for the benefit of such Named Executive.

     (6) Includes $14,970 for automobile payments and $23,750 representing one-half the cost of a home sound system.

     (7) Represents the Company's contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan.

     (8) Represents $488 for the Company's 1995 contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $1,160 for life insurance premiums paid by the Company for the benefit of such Named Executive.

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                         GRANT DATE
                                                       INDIVIDUAL GRANTS                                   VALUE
                                                       -----------------                                   -----

                                                % OF TOTAL
                             NUMBER OF         OPTIONS/SARS
                             SECURITIES         GRANTED TO
                             UNDERLYING        EMPLOYEES IN         EXERCISE OR                         GRANT DATE
                            OPTIONS/SARS          FISCAL            BASE PRICE        EXPIRATION      PRESENT VALUE
         NAME              GRANTED (#)(1)          YEAR               ($/SH)             DATE               ($)
         ----              --------------          ----               ------             ----               ---

Ellen Dinerman Little       537,500 (3)            24%                $5.00            10/30/03        1,424,375 (2)
                            562,500 (4)            26%                $8.50            10/30/03        1,051,875 (2)

Robert B. Little            537,500 (3)            24%                $5.00            10/30/03        1,424,375 (2)
                            562,500 (4)            26%                $8.50            10/30/03        1,051,875 (2)

Jeffrey A. Rochlis            5,000 (5)            (2)                $5.25            10/31/06          $12,950 (2)

William F. Lischak             0                    -                   -                  -                 -

Richard S. Guardian            0                    -                   -                  -                 -

MJ Peckos                      0                    -                   -                  -                 -

Mansour Mostaedi               0                    -                   -                  -                 -


(1) Although the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

(2) These values were established using the modified Black-Scholes stock option valuation model which modifies the Black-Scholes model to include the impact of the right to exercise options prior to their maturity. The actual value, if any, an executive may realize upon exercise of such options will depend upon the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there can be no assurance that the value realized by an executive will be at or near the value estimated by this Black-Scholes model. The estimated values under the model are based on arbitrary assumptions as to variables and as to interest rates, stock price volatility and future dividend yield. The above model assumes a period of four years after grant until exercise, a volatility of the stock price equal to that experienced by a peer company for the four years prior to October 31, 1996 (standard deviation 57%), a risk free interest rate of 6.03% (rate as of the grant date of U.S. Treasury Notes with a term of four years) and a dividend yield of 0%.

(3) The option was exercisable on October 31, 1996 for 100,000 shares of Common Stock with the balance vesting in five equal annual installments beginning on October 30, 1997.

(4) The option vests in five equal annual installments beginning on October 30, 1997.

(5) This option was granted after Mr. Rochlis resigned as President and Chief Executive Officer of EMAC and represents an automatic grant pursuant to the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan to Mr. Rochlis as a non-employee member of the Company's Board of Directors. See "Board Fees" below. The option becomes exercisable on October 31, 1997.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
              FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)


                                                          NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                           SHARES                           UNEXERCISED OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS
                         ACQUIRED ON         VALUE              DECEMBER 31, 1996             AT DECEMBER 31, 1996
                          EXERCISE          REALIZED         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
NAME                        (#)               ($)                      (#)                             ($)

Ellen Dinerman Little        0               $ 0                 100,000/1,000,000                    $0/0

Robert B. Little             0                 0                 100,000/1,000,000                     0/0

Jeffrey A. Rochlis           0                 0                      0/5,000                           0

William F. Lischak           0                 0                       0 (2)                            0

Richard S. Guardian          0                 0                       0 (2)                            0

MJ Peckos                    0                 0                       0 (2)                            0

Mansour Mostaedi             0                 0                       0 (2)                            0

--------------------

     (1) Although the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

     (2)  The Named Executive did not hold any options at December 31, 1996.

BOARD FEES

     Pursuant to the Automatic Option Grant Program under the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee Board member on the effective date of the Merger (Messrs. Bannon, Fracassi, Rochlis and Vorse) was automatically granted a non-qualified option to purchase 5,000 shares of the Company's Common Stock. In addition, each member of the Board of Directors who is not employed by the Company receives an automatic grant of a non-qualified option to purchase 5,000 shares of the Company's Common Stock (i) upon becoming a Board member after the effective date of the Merger, whether through election at a meeting of the Company's stockholders or through appointment by the Board of Directors, and
(ii) on the date of each annual meeting of stockholders (beginning with the annual meeting in 1997), if such individual is to continue to serve as a Board member after such meeting. Each such automatic option grant is, among other things, exercisable at the fair market value of the Common Stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the Board of Directors measured from the automatic grant date. In addition, the Company reimburses all directors for travel and related expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are not otherwise compensated for serving on the Board of Directors.

     Please see "Item 13 - Certain Relationships and Related Transactions" for a description of certain transactions involving certain directors and their affiliates and the Company and its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established upon consummation of the Merger and currently consists of Messrs. Bannon and Vorse. Mr. Bannon was Chairman of the Board of Directors of EMAC during 1996 until consummation of the Merger and currently serves as Vice Chairman of the Company's Board of Directors and Chairman of its Executive Committee. Mr. Vorse served as Vice President, Treasurer, and Secretary of EMAC during 1996 through consummation of the Merger. The Compensation Committee currently administers both of the Company's stock option plans to the extent contemplated thereby. Prior to the Merger, no executive officers of EMAC received any cash compensation for services rendered to EMAC. Prior to the Merger, decisions regarding the compensation of executive officers of Pre-Merger Overseas were made by Pre-Merger Overseas's principal stockholders, Ellen Dinerman Little and Robert B. Little. The compensation arrangements of the senior executive officers of the Company following the Merger were negotiated between the parties to the Merger.

     Messrs. Bannon and Vorse are officers, directors and stockholders of Bannon & Co., Inc., which, prior to the Merger, made available to EMAC a small amount of office space, as well as certain office and secretarial services, as required by EMAC from time to time in consideration of $5,000 per month (an aggregate of $50,000 in 1996). Such arrangement terminated upon consummation of the Merger. Prior to the Merger, Messrs. Bannon and Vorse also were reimbursed for out-of-pocket expenses incurred by them in connection with their activities on behalf of EMAC.

INDEMNIFICATION

     The Company has entered into indemnification agreements with its directors (including those who are also executive officers) providing for indemnification by the Company, including in circumstances in which indemnification is otherwise discretionary under Delaware law. These agreements constitute binding agreements between the Company and each of the parties thereto, thus preventing the Company from modifying its indemnification policy in a way that is adverse to any person who is a party to such an agreement.

EMPLOYMENT AND RELATED AGREEMENTS

     ELLEN DINERMAN LITTLE AND ROBERT B. LITTLE. Virtually all decisions concerning the conduct of the business of the Company, including the motion picture properties and rights to be acquired by the Company and the arrangements to be made for the distribution, production and financing of motion pictures by the Company, are made or are significantly influenced by the Company's senior executive officers, Ellen Dinerman Little and Robert B. Little. The loss of either of their services for any reason would have a material adverse effect on the Company's business and operations and its prospects for the future. In addition, the Company's credit facility contains covenants and similar provisions, generally requiring Ms. Little and Mr. Little's continued involvement with, and control of, the Company. In connection with the Merger, Ms. Little and Mr. Little each entered into an employment agreement with the Company with a five year term which commenced on October 31, 1996 and ends on October 30, 2001. Ms. Little's and Mr. Little's employment agreements provide for them to serve as Co-Chairs of the Board of Directors, members of the Executive Committee of the Board of Directors, and Co-Chief Executive Officers of the Company. Under Ms. Little's employment agreement, she also serves as President of the Company. Pursuant to these employment agreements, they each receive fixed annual compensation of $125,000 and an annual bonus of $25,000, plus such additional bonus, if any, as may be awarded to them by the Company's Board of Directors or compensation or similar committee, with Ms. Little and Mr. Little abstaining from any vote thereon. The employment agreements also provide for certain benefits including, among other things, life, disability and health insurance, and an automobile allowance. In the event that the relevant employment agreement is terminated by Ms. Little or Mr. Little for Good Reason (as defined in the employment agreements and which includes certain changes in control of the Company), or by the Company other than for Cause (as defined in the employment agreements), she or he will receive (a) a lump-sum payment equal to 250% of the greater of (i) the aggregate of all fixed annual compensation to which she or he would otherwise have been entitled through the balance of the term or (ii) an amount equal to the fixed annual compensation and annual bonus for one full year; (b) a lump-sum payment equal to 250% of the aggregate of all annual bonuses to which she or he would otherwise have been entitled through the balance of the term; (c) such additional payments as may be necessary to take into account and reimburse her or him for certain excise taxes which may be applicable to payments and benefits relating to such termination; (d) for the remainder of the term, life, disability and health insurance and other benefits substantially similar to those received prior to termination; and (e) automatic vesting of any stock options held. Such termination of the relevant employment agreement would also constitute an event of default under the Merger Note. In the event of the death or permanent disability of Ms. Little or Mr. Little, she or he will be entitled to a disability benefit or death benefit to the deceased's estate equal to the product of two times (i) the aggregate fixed annual compensation that they were entitled to receive for the full employment year in which the disability or death occurs, plus (ii) an amount equal to the annual bonus.

     In addition to their employment agreements, each of Ellen Dinerman Little and Robert B. Little have entered into a Non-Competition Agreement, pursuant to which she or he have agreed, for a period of five years commencing October 31, 1996, not to (i) own, manage, operate or control any business that competes with the business of the Company (other than motion picture production activities and activities that are specifically permitted under their employment agreements, and other than the right to hold de minimis investments in publicly-held companies) or (ii) solicit any Company employee or interfere with the relationship of the Company with any employee, customer, supplier or lessee.
The non-competition obligations terminate earlier than the five-year term if the individual party's employment is terminated by him or her for Good Reason or by the Company other than for Cause (as such terms are defined in their employment agreements), or if the Company fails to pay any amount due under the Merger Note at a time when Ms. Little and Mr. Little do not control a majority of the Board of Directors of the Company.

     WILLIAM F. LISCHAK. William F. Lischak has an employment agreement with the Company with a five year term which commenced on October 31, 1996 and ends on October 30, 2001 and which provides for his services as Chief Operating Officer and Chief Financial Officer of the Company. Under the agreement, Mr. Lischak receives an annual base salary of $175,000 for each of the first two years of the term, $200,000 for the third and fourth years of the term and $225,000 in the final year of the term. In addition, Mr. Lischak is entitled to a guaranteed bonus of $50,000 per year payable in quarterly installments, plus such additional bonus, if any, as may be awarded to Mr. Lischak by the Company's Board of Directors or compensation or similar committee. Mr. Lischak also is entitled to certain benefits including, among other things, certain health, life and disability insurance benefits, and an automobile allowance. In the event of a material uncured breach by the Company of his employment agreement, Mr.

Lischak is entitled to terminate the employment agreement and to receive his base salary, fixed annual bonus, health, life and disability insurance benefits due under the agreement through the remainder of the five-year term, and any stock options held by Mr. Lischak will vest on the date of termination.

CERTAIN INFORMATION CONCERNING STOCK OPTION PLANS

     The Company has two stock-based incentive compensation plans for the Company's employees, directors and certain other persons providing services to the Company: the 1996 Special Stock Option Plan and Agreement (the "Management Option Plan") and the 1996 Basic Stock Option and Stock Appreciation Rights Plan (the "Basic Plan") (collectively, the "Plans"). The Management Option Plan is a primary vehicle for providing equity incentives to the Company's two principal executive officers, Ellen Dinerman Little and Robert B. Little. Under the Management Option Plan, at the effective time of the Merger, each of Ms. Little and Mr. Little was granted two non-qualified options for a total of 1,100,000 shares each of Common Stock: one option for 537,500 shares of Common Stock at an exercise price of $5.00 per share and one option for 562,500 shares at an exercise price of $8.50 per share. See the "Option/SAR grants in Fiscal 1996" table above for additional information regarding such grants. All 2,200,000 shares of Common Stock initially reserved for issuance under the Management Option Plan were subject to the options granted to Ms. Little and Mr. Little. Regular full-time employees of the Company, non-employee members of the Company's Board of Directors, and independent consultants and other persons who provide services on a regular or substantial basis to the Company are generally eligible to participate in the Basic Plan (under which 550,000 shares of Common Stock are reserved for issuance). As of March 31, 1997, options to purchase an aggregate of 20,000 shares of Common Stock were outstanding under the Basic Plan, each with an exercise price of $5.25 per share. The Plans are currently administered by the Compensation Committee to the extent contemplated by the respective Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1997 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each current director of the Company, (iii) each of the Named Executives listed in the Summary Compensation Table under "Item 11 - Executive Compensation" above, and (iv) all current executive officers and directors of the Company as a group. The number of shares and percentages in the table and accompanying footnotes are based upon 5,777,778 shares of Common Stock outstanding as of March 15, 1997. The shares of Common Stock underlying immediately exercisable options, warrants or rights, or immediately convertible securities, or shares of Common Stock underlying options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of March 15, 1997, are deemed to be outstanding for the purpose of calculating the number and percentage beneficially owned by the holder of such options, warrants, rights or convertible securities, but are not deemed to be outstanding for the purpose of computing the percentage beneficially owned by any other person. Unless otherwise indicated in the footnotes following the table, the person as to whom the information is given had, based upon information furnished by such persons, sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                    PERCENT OF
                                                NUMBER OF SHARES   COMMON STOCK
                                                OF COMMON STOCK    BENEFICIALLY
NAME                                           BENEFICIALLY OWNED      OWNED
----                                           ------------------      -----

Ellen Dinerman Little (2). . . . . . . . . .     3,377,778 (1)(4)      56.5%
Robert B. Little (2) . . . . . . . . . . . .     3,377,778 (1)(4)      56.5%
Stephen K. Bannon  . . . . . . . . . . . . .       121,324              2.1%
William F. Lischak . . . . . . . . . . . . .       249,560 (3)          4.3%
Richard Guardian . . . . . . . . . . . . . .             0                0%
MJ Peckos. . . . . . . . . . . . . . . . . .             0                0%
Mansour Mostaedi . . . . . . . . . . . . . .             0                0%
Alessandro Fracassi. . . . . . . . . . . . .             0                0%
Jeffrey A. Rochlis . . . . . . . . . . . . .       132,353              2.3%
Scot K. Vorse. . . . . . . . . . . . . . . .       121,323              2.1%
Kingdon Capital Management Corporation (5) .       747,000 (6)         11.9%
Dolphin Offshore Partners, L.P. (7). . . . .       535,000 (8)          8.9%
All current executive officers
  and directors as a
  group (10 persons) . . . . . . . . . . . .     3,752,778 (9)         62.8%

--------------------


(1) Includes shares of Common Stock held by Ellen Dinerman Little and Robert B. Little as community property, and also includes the right to vote approximately 249,560 shares of

     Common Stock pursuant to an irrevocable proxy granted to Ms. Little and Mr. Little by Mr. Lischak. Such proxy will continue during Mr. Lischak's ownership of the shares, until the fifth anniversary of the Merger (the "Expiration Date"); provided, however, that such proxy terminates earlier if the Littles own or control less than five percent of the outstanding voting power of the Company, or if the shares to which the proxy relates are sold in the public market. In addition until the Expiration Date, Ms. Little and Mr. Little also have, under certain circumstances, certain rights to acquire (while the shares are held by Mr. Lischak) the 249,560 shares of Common Stock held by Mr. Lischak. See footnote 3 below.

(2) Such person's business address is in care of the Company, 8800 Sunset Boulevard, Los Angeles, California 90069.

(3) All of the shares indicated are subject in the event of transfer (including voluntary and certain involuntary transfers) to a right of first refusal or option to purchase at the then current market price (and a right of repurchase at $2.00 per share in the event Mr. Lischak's employment with the Company terminates for a reason other than death, disability or the Company's material breach of Mr. Lischak's employment agreement) in favor of Ellen Dinerman Little and Robert B. Little during Mr. Lischak's ownership of such shares until the Expiration Date. In addition, Mr. Lischak has granted the right to vote all such shares to the Littles pursuant to an irrevocable proxy which continues during Mr. Lischak's ownership of the shares until the Expiration Date, subject to earlier termination in certain circumstances. See footnote 1 above.

(4) Includes (i) 100,000 shares of Common Stock subject to immediately exercisable options granted to such person under the Management Option Plan and (ii) 100,000 shares of Common Stock subject to immediately exercisable options granted to such person's spouse under the Management Option Plan which generally may only be exercised by such person's spouse (although such person disclaims beneficial ownership of the shares subject to his or her spouse's options). Does not include 1,000,000 shares of Common Stock subject to options granted to such person under the Management Option Plan or 1,000,000 shares of Common Stock subject to options granted to such person's spouse under the Management Option Plan, the exercisability of which, in each case, is subject to certain vesting requirements.

(5) The address of Kingdon Capital Management Corporation is 152 West 57th Street, New York, New York 10019.

(6) Includes 498,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from a Schedule a 13D filed with the Securities and Exchange Commission in March 1995 by Kingdon Capital Management Corporation.

(7) The General Partner of Dolphin Offshore Partners is Peter E. Salas, and the address of Mr. Salas and Dolphin Offshore Partners, L.P. is c/o Dolphin Management, 129 East 17th Street, New York, New York 10003.

(8) Includes 200,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from the General Partner of Dolphin Offshore Partners, L.P.

(9) Includes 100,000 shares of Common Stock subject to immediately exercisable options granted to Ellen Dinerman Little under the Management Option Plan and 100,000 shares of Common Stock subject to immediately exercisable options granted to Robert B. Little under the same stock option plan.

     The shares of Common Stock owned as of the date hereof by Messrs. Bannon, Rochlis and Vorse, are being held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until February 16, 1998. Until such date, Messrs. Bannon, Rochlis and Vorse will not be able to sell or otherwise transfer their respective shares of Common Stock, however, they have each retained the voting rights with respect to their shares.

     Pursuant to a Lock-Up and Registration Rights Agreement entered into by Ms. Little, Mr. Little and Mr. Lischak upon consummation of the Merger, each such person has agreed not to sell, or otherwise dispose of (except for estate planning purposes and other limited exceptions), any shares received by them in the Merger (2,928,218 shares held by the Littles and 249,560 shares held by Mr. Lischak) (the "Merger Shares") for a period which commenced on the date of the Merger and ends in three equal installments on February 16, 1998, February 16, 1999 and February 16, 2000. The lock-up will terminate earlier (i) with respect to an individual, if such person's employment with the Company is terminated Without Cause by the Company or for Good Reason by such person (as such terms are defined in their respective employment agreements with the Company); (ii) with respect to 10% of the Merger Shares subject to the Lock-Up and Registration Rights Agreement if both Littles are deceased; (iii) with respect to any Merger Shares held by Mr. Lischak that are purchased by Ms. Little or Mr. Little or their designees pursuant to any right of first refusal or repurchase agreement;
(iv) with respect to any Merger Shares surrendered in satisfaction of any indemnification obligation under the Merger Agreement; and (v) with respect to a number of Merger Shares equal in value to the outstanding principal balance (plus interest) of the Merger Note, if the Company fails to pay any amount due under such note.

     Pursuant to the Lock-Up and Registration Rights Agreement, the Littles and Mr. Lischak have the right on three occasions (but not more than once in any 18-month period), on or after February 16, 1998 (or any earlier termination of the lock-up), to require the Company, at its expense, to file a registration statement under the Securities Act for the registration of a minimum of 250,000 of the Merger Shares released to them from the lock-up. These demand rights terminate, as to one demand, eight years after the Merger date; as to the second demand, 12 years after the Merger date; and as to the third demand, 15 years the Merger date. In addition, the Littles and Mr. Lischak have unlimited "piggyback" rights in connection with registration statements filed by the Company under the Securities Act for a period of eight years after the Merger date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 31, 1996, as part of the Merger consideration, Ellen Dinerman Little (Co-Chairman of the Board, Co-Chief Executive Officer and President of the Company) and Robert B. Little (Co-Chairman of the Board and Co-Chief Executive Officer of the Company) received the Merger Note, a $2,000,000 secured promissory note of the Company, bearing interest at the rate of 9% per annum, with principal and interest payable in monthly installments of $41,517 over a five year period ending October 1, 2001. The Merger Note is secured by a security interest (subordinate to the security interest of the Company's commercial lenders) in substantially all of the Company's assets. During 1996, an aggregate of $83,034 in principal and interest was paid to the Littles under the Merger Note. At March 15, 1997, the aggregate amount outstanding (including accrued interest) under such promissory note was $1,946,768. Pursuant to the Merger Agreement, on October 31, 1996, the Littles also received an unsecured promissory note of the Company in the principal amount of $137,061 representing the cash value at the time of Merger of certain life insurance policies under which the Company was named as the beneficiary. This promissory note bears interest at the rate of 9% per annum, with principal and accrued interest payable on October 31, 1997. At March 15, 1997, the aggregate amount outstanding (including accrued interest) under such promissory note was $139,117.

     Neo Motion Pictures, Inc., a California corporation ("Neo") involved in the production of motion pictures, has, on a non-exclusive basis, provided production services with respect to approximately 12 motion pictures for Pre-Merger Overseas from 1989 through the date of Merger and may provide production services to motion pictures for Company in the future. With respect to each of the films for which Pre-Merger Overseas arranged for Neo to provide production services ("Produced Films"), Neo generally received a fee of $75,000 to $150,000, an overhead allowance, plus in certain instances a net profit participation. During 1996, Neo received $158,825 as overhead allowance and $410,666 in production fees with respect to Produced Films. As permitted by his employment agreement with the Company, Mr. Little performs consulting services for Neo. During 1996, no consulting fees were paid by Neo to Mr. Little, although, at March 15, 1997, Neo owed Mr. Little $269,121 in accrued but unpaid consulting fees. Mr. Little also has an option to acquire a 50% interest in Neo for a purchase price of less than $60,000. Mr. Little has granted fifty percent of his interest in such option to the Company. The Company has guaranteed payment by Neo of two promissory notes, each payable on May 9, 1997, under which and aggregate of $290,000 in principal and accrued interest was outstanding as of March 15, 1997.

     Alessandro Fracassi, a Director of the Company, is the sole owner of Original Film Company, an Italian corporation ("Original"), which owns or controls, together with certain of its affiliates, distribution rights to 13 motion pictures for which the Company acts as sales agent pursuant to various agreements. In exchange for licensing distribution rights to such films on behalf of Original and its affiliates, the Company receives a sales agency fee generally ranging from 5% to 15% of the revenues generated by such licensing, depending on the film. During 1996, sales or licenses of distribution rights to such films by the Company generated less than $12,000 in gross revenues. Until August 1996, Mr. Little was also a co-owner of Original.

     Mr. Fracassi is also the President and owner of Racing Pictures s.r.l., an Italian corporation ("Racing Pictures") which is engaged in the production and distribution of motion pictures. In 1990 and 1991, Pre-Merger Overseas licensed to Racing Pictures various distribution rights (primarily Italian television and video distribution rights) to approximately 86 motion pictures which the Company owns or for which the Company controls various distribution or sales agency rights. The licenses, which generally have terms of six to twelve years, obligated Racing Pictures to pay aggregate minimum guarantees of approximately $2,900,000 to Pre-Merger Overseas. With respect to video distribution rights granted to Racing Pictures pursuant to such licenses, the Company is generally entitled to a 25% royalty on all gross receipts of Racing Pictures relating to Racing Pictures' exploitation of such video distribution rights. With respect to television rights granted to Racing Pictures pursuant to such licenses, Racing Pictures is generally entitled to a distribution fee of 25% of gross receipts from exploitation of such television rights and recoupment of all Racing Pictures' distribution expenses. The Company is entitled to the balance of the gross receipts of Racing Pictures from exploitation of the television rights. Both the video royalty payable to the Company and the Company's share of the gross receipts from Racing Pictures' exploitation of the television rights are applied first to Racing Pictures' recoupment of the minimum guarantees. As of January 1, 1996, $2,347,000 of the minimum guarantees owed to Pre-Merger Overseas had been paid, while the remainder of $693,000 was past due. From January 1, 1996 through September 11, 1996, an additional $140,000 was paid to Pre-Merger Overseas (including a portion through offset of amounts owed by Pre-Merger Overseas to Racing Pictures as described below). Pre-Merger Overseas and Racing Pictures agreed as of September 12, 1996 to terminate Racing Pictures' distribution rights to five motion pictures, reduce the $553,000 in remaining past due minimum guarantees to $413,000, and extend payment of such amount, which is non-interest bearing, to September 30, 1998. Upon payment by Racing Pictures of the remaining minimum guarantees to the Company, the Company would be entitled to retain approximately $70,675 of the total amount as distribution fees, with the remainder of such amount to be paid to the various parties from which distribution rights to the films licensed to Racing Pictures were acquired.

     Racing Pictures also owns or controls distribution rights to three motion pictures for which the Company acts as sales agent or distributor pursuant to various agreements. In exchange for licensing distribution rights in such films, the Company receives a fee generally ranging from 10% to 20% of the revenues generated by such licensing, depending on the film. During 1996, sales or licenses of distribution rights to such films by Pre-Merger Overseas and the Company generated $109,000 in gross revenues of which $75,000 was offset against amounts due from Racing Pictures (as described above), $20,000 was retained by Pre-Merger Overseas and the Company as fees and $14,000 was retained by Pre-Merger Overseas and the Company as reimbursement for distribution expenses incurred by Pre-Merger Overseas and the Company on behalf of Racing Pictures. Racing Pictures has agreed that future revenues generated from licensing such films will also be offset against the past due minimum guarantees from Racing Pictures.

     Stephen K. Bannon, Vice Chairman of the Board of Directors of the Company, and Scot K. Vorse, a Director of the Company, are officers, directors and stockholders of Bannon & Co., Inc., which, prior to the Merger, made available to EMAC a small amount of office space, as well as certain office and secretarial services, as required by EMAC from time to time in consideration of $5,000 per month (an aggregate of $50,000 in 1996). Such arrangement terminated upon consummation of the Merger. Prior to the Merger, Messrs. Bannon and Vorse also were reimbursed for out-of-pocket expenses incurred by them in connection with their activities on behalf of EMAC.

     Pursuant to the Merger Agreement, the Company entered into the Tax Reimbursement Agreement, with Ellen Dinerman Little, Robert B. Little and William F. Lischak (Chief Operating Officer, Chief Financial Officer, Secretary and a Director of the Company). During 1996, no payments were made pursuant to the Tax Reimbursement Agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Tax Related Matters" for additional information regarding the Tax Reimbursement Agreement.

     Mr. Lischak and his spouse own BLAH, Inc. which provides the production executive services of Mr. Lischak's spouse to the Company in accordance with the a Loan-Out Agreement dated as of March 11, 1996, (the "Loan-Out Agreement"), pursuant to which, BLAH, Inc. receives $1,200 per week (an aggregate of $48,733 in 1996).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1.     INDEX TO FINANCIAL STATEMENTS
                                                                      Page(s) in
                                                                      Form 10-K
                                                                      ----------

               Report of Independent Accountants . . . . . . . . . . .    F-1

               Consolidated Financial Statements:

               Consolidated Balance Sheets - December 31, 1995
                  and 1996 . . . . . . . . . . . . . . . . . . . . . .    F-2

               Consolidated Statements of Income - Years Ended
                  December 31, 1994, 1995 and 1996 . . . . . . . . . .    F-3

               Consolidated Statements of Shareholders' Equity - Years
                  Ended December 31, 1994, 1995 and 1996 . . . . . . .    F-4

               Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1994, 1995 and 1996 . . . . . . . . . .    F-5

               Notes to Consolidated Financial Statements  . . . . . .    F-6



     (a)2.     INDEX TO FINANCIAL STATEMENTS SCHEDULES


               The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)3.     EXHIBITS

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 2.1 Agreement of Merger among the Company, Pre-Merger Overseas, and Ellen Dinerman Little and Robert B. Little, dated as of July 2, 1996. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 2.2 Amendment to Agreement of Merger among the Company, Pre-Merger Overseas and Ellen Dinerman Little and Robert B. Little, dated as of September 20, 1996. Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                 3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 3.2 Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.2 Form of Warrant Certificate. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.3 Form of Unit Purchase Option. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.5 Letter agreement, dated October 28, 1996, amending the Unit Purchase Options. Incorporated by reference to
                         Exhibit 4.5 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.6 Form of Warrant issued in the Company's bridge financing. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                  4.7 Warrant, dated October 31, 1996, for Jefferson Capital Group, Ltd. to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.1 Secured Promissory Note of the Company, dated October 31, 1996, payable to Robert B. Little and Ellen Dinerman Little. Incorporated by reference to Exhibit
                         10.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.2 Indemnity Agreement, dated October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.3 Indemnity Agreement, dated October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.4 Indemnity Agreement, dated October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.5 Indemnity Agreement, dated October 31, 1996, between the Company and Stephen K. Bannon. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.6 Indemnity Agreement, dated October 31, 1996, between the Company and Scot K. Vorse. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.7 Indemnity Agreement, dated October 31, 1996, between the Company and Jeffrey A. Rochlis. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.8 Indemnity Agreement, dated October 31, 1996, between the Company and Alessandro Fracassi. Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.9 Employment Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.10 Employment Agreement, dated as of October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.11 Employment Agreement, dated as of October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.12 Security Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little and Robert B. Little. Incorporated by reference to Exhibit
                         10.12 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.13 Tax Reimbursement Agreement, dated as of October 31, 1996, between the Company, Ellen Dinerman Little, Robert B. Little and William F. Lischak. Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.14 Promissory Note (the "Insurance Note"), dated October 31, 1996, payable to Ellen Dinerman Little and Robert
                         B. Little. Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.15 Stockholders' Voting Agreement, dated as of October 31, 1996, by and among the Company, Ellen Dinerman Little, Robert B. Little, William F. Lischak, Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, John Hyde, Sparta Partners III, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein. Incorporated by reference to
                         Exhibit 10.15 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.


                 10.16 Lock-Up and Registration Rights Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little, Robert B. Little and William F. Lischak. Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.17 Non-Competition Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.18 Non-Competition Agreement, dated as of October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.19 Overseas Filmgroup, Inc. 1996 Special Stock Option Plan and Agreement. Incorporated by reference to Exhibit
                         99.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.20 Overseas Filmgroup, Inc. 1996 Basic Stock Option and Stock Appreciation Rights Plan. Filed herewith.

                 10.21 Agency Agreement, dated as of December 10, 1993, between the Company and GKN Securities Corp., and amendments thereto (without schedules). Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.22 Letter Agreement among certain stockholders of the Company, the Company and GKN Securities Corp. (without schedules). Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.23 Form of Stock Escrow Agreement between the Company and Continental Stock Transfer & Trust Company. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.24 Letter Agreement regarding administrative support. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.25 Restated and Amended Syndication Agreement dated as of October 31, 1996, among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Filed herewith. +

                 10.26 Video Distribution Agreement dated March 15, 1996, between the Company and BMG Video. Filed herewith. +

                 10.27 Loan Out Agreement dated as of March 11, 1996 between the Company and BLAH, Inc. Filed herewith.

                 10.28 Agreement dated as of September 12, 1996, between the Company and Racing Pictures s.r.l. Filed herewith.

                 10.29 Option Agreement dated as of September 13, 1996, between Robert B. Little and the Company. Filed herewith.

                 10.30 Overseas Filmgroup Lease Agreement dated April 21, 1987,as amended. Filed herewith

                    21   Subsidiaries of the Registrant. Filed herewith.

                    23   Consent of Price Waterhouse LLP.  Filed herewith.

                    27 Financial Data Schedule (Filed electronically only) Filed herewith.

--------------------
+ Confidential treatment has been requested for portions of such exhibit.

     (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

Current Report on Form 8-K, dated October 25, 1996, filed by the Company with the Commission on November 12, 1996 relating to the Merger and the approval and consummation thereof. Such report included Item 1 (Changes in Control of the Registrant), Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Financial Statements of the business acquired (unaudited financial statements for the six months ended June 30, 1996 and audited financial statements for the years ended December 31, 1995 and 1994 of Pre-Merger Overseas) and pro forma financial information (an unaudited pro forma combined balance sheet as of June 30, 1996 and unaudited pro forma combined statements of income for the six months ended June 30, 1996 and the year ended December 31, 1995) were filed with such Report (with the financial statements of the business acquired being incorporated by reference from the Company's definitive proxy statement dated September 25, 1996 filed with the Commission pursuant to Section 14 of the Securities Exchange Act of 1934, as amended).

(c)  See Item 14(a)3 above.

(d)  Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OVERSEAS FILMGROUP, INC.

                                   By: /s/ Ellen Dinerman Little
                                       Ellen Dinerman Little,
                                       Co-Chairman of the Board of Directors,
                                       Co-Chief Executive Officer, and President

                                       Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                         DATE
          ---------                     -----                         ----

 /s/ Ellen Dinerman Little

     Ellen Dinerman Little    Co-Chairman of the Board of         March 28, 1997
                              Directors, Co-Chief Executive
                              Officer, and President (Co-Principal
                              Executive Officer)


 /s/ Robert B. Little

     Robert B. Little         Co-Chairman of the Board of         March 28, 1997
                              Directors and Co-Chief Executive
                              Officer (Co-Principal Executive
                              Officer)


 /s/ William F. Lischak

     William F. Lischak       Chief Operating Officer, Chief      March 28, 1997
                              Financial Officer, Secretary, and
                              Director (Principal Financial and
                              Accounting Officer)

 /s/ Stephen K. Bannon

     Stephen K. Bannon        Director                            March 28, 1997


 /s/ Alessandro Fracassi

     Alessandro Fracassi      Director                            March 28, 1997


 /s/ Jeffrey A. Rochlis

     Jeffrey A. Rochlis       Director                            March 28, 1997


 /s/ Scot K. Vorse

     Scot K. Vorse            Director                            March 28, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Overseas Filmgroup, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Overseas Filmgroup, Inc. and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Los Angeles,  California
March 7, 1997

                            OVERSEAS FILMGROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                -------------------
                                                                1996           1995
                                                                ----           ----

                                   ASSETS
Cash and cash equivalents                                 $    353,689   $  2,433,153
Restricted cash (Note 2)                                        46,037        133,446
Accounts receivable, net of allowance for doubtful
  accounts of $1,000,000 in 1996 and 1995                   10,718,239      8,181,552
Related party receivable (Note 9)                              413,000              -
Other receivables                                               10,000        324,000
Film costs, net of accumulated amortization (Note 4)        28,358,324     17,349,071
Fixed assets, net of accumulated depreciation (Note 5)         557,127        384,321
Other assets                                                   347,269        149,253
                                                          ------------   ------------

                                                          $ 40,803,685   $ 28,954,796
                                                          ------------   ------------
                                                          ------------   ------------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                     $  2,623,084        796,908
Payable to producers                                         3,712,812      6,976,621
Note payable to shareholders (Note 3)                        2,085,886              -
Notes payable (Note 6)                                      16,607,137      7,421,893
Deferred income taxes (Note 7)                               3,030,000        130,000
Deferred revenue                                               553,000      2,181,000
                                                          ------------   ------------

                                                            28,611,919     17,506,422
                                                          ------------   ------------

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
   authorized, 0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares
  authorized, 5,777,778 and 3,177,778 outstanding                5,778          3,178
Additional paid-in capital                                  10,652,731        167,322
Retained earnings                                            1,533,257     11,277,874
                                                          ------------   ------------

                                                            12,191,766     11,448,374
                                                          ------------   ------------

                                                          $ 40,803,685   $ 28,954,796
                                                          ------------   ------------
                                                          ------------   ------------


                 See Notes to Consolidated Financial Statements.

                            OVERSEAS FILMGROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----

Revenues                                                  $ 28,677,571   $ 21,672,510   $ 20,734,094

Expenses:
  Film costs                                                23,449,114     16,320,694     16,395,902
  Selling, general and administrative                        3,595,660      2,721,745      2,151,214
                                                          ------------   ------------   ------------

  Total expenses                                            27,044,774     19,042,439     18,547,116
                                                          ------------   ------------   ------------

Income from operations                                       1,632,797      2,630,071      2,186,978

Other income (expense):
  Interest income                                               32,831         35,715            654
  Interest expense                                            (178,069)       (89,637)      (179,750)
  Other income                                                 177,710        317,917        434,078
                                                          ------------   ------------   ------------

  Total other income                                            32,472        263,995        254,982
                                                          ------------   ------------   ------------

Income before income taxes                                   1,665,269      2,894,066      2,441,960

Income tax provision (Note 7)                                3,131,367        432,905        296,487
                                                          ------------   ------------   ------------

Net (loss) income                                         $ (1,466,098)  $  2,461,161   $  2,145,473
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

Unaudited pro forma data (Note 2)

  Income before income taxes and
    additional interest expense                           $  1,665,269   $  2,894,066   $  2,441,960
  Additional interest expense                                  105,631        166,550              -
                                                          ------------   ------------   ------------
  Income before income taxes                                 1,559,638      2,727,516      2,441,960
  Income tax provision                                         561,470        981,906        879,106
                                                          ------------   ------------   ------------
  Pro forma net income                                    $    998,168   $  1,745,610   $  1,562,854
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

  Pro forma net income per share                          $       0.22   $       0.42
                                                          ------------   ------------
                                                          ------------   ------------

  Weighted average number of shares outstanding              4,444,445      4,177,778
                                                          ------------   ------------
                                                          ------------   ------------


                 See Notes to Consolidated Financial Statements.

                            OVERSEAS FILMGROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                              (Shares in thousands)

                                                    Common Stock
                                               ---------------------       Additional      Retained
                                               Shares         Amount     Paid-In Capital   Earnings         Total
                                               ------         ------     ---------------   --------         -----
Balance at December 31, 1993                      3,178     $    3,178    $   167,322     $ 8,147,037    $ 8,317,537

Net income                                                                                  2,145,473      2,145,473

Distributions to shareholder                                                                 (652,549)      (652,549)
                                             ----------     ----------    -----------     -----------    -----------

Balance at December 31, 1994                      3,178          3,178        167,322       9,639,961      9,810,461

Net income                                                                                  2,461,161      2,461,161

Distributions to shareholders                                                                (823,248)      (823,248)
                                             ----------     ----------    -----------     -----------    -----------

Balance at December 31, 1995                      3,178          3,178        167,322      11,277,874     11,448,374

Pre-merger distributions to
 shareholders                                                                              (4,452,991)    (4,452,991)
Reclassification of earnings
 due to termination of
 S corporation status                                                       3,825,528      (3,825,528)             -

Merger transaction (Note 3)                       2,600          2,600      7,703,682                      7,706,282

Merger costs charged to capital                                            (1,043,801)                    (1,043,801)

Net loss                                                                                   (1,466,098)    (1,466,098)
                                             ----------     ----------    -----------     -----------    -----------

Balance at December 31, 1996                      5,778     $    5,778    $10,652,731     $ 1,533,257    $12,191,766
                                             ----------     ----------    -----------     -----------    -----------
                                             ----------     ----------    -----------     -----------    -----------


                 See Notes to Consolidated Financial Statements.

                            OVERSEAS FILMGROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
Cash flows from operating activities:
  Net (loss) income                                        $(1,466,098)   $ 2,461,161    $ 2,145,473
  Adjustments to reconcile net (loss) income to net
     cash provided by operating activities -
     Amortization of film costs                             23,007,221     16,115,927     15,487,542
     Depreciation of fixed assets                              155,415        122,776         81,453
  Change in assets and liabilities -
     (Increase) decrease in accounts receivable              (2,536,687)       926,669     (1,693,153)
     Decrease (increase) in related party receivables         (413,000)       435,088        117,901
     Decrease (increase) in other receivables                  314,000        (24,000)       (82,568)
     (Increase) decrease in other assets                      (198,015)        46,015       (106,949)
     Increase (decrease) in accounts payable
     and accrued expenses                                    1,826,176       (278,783)       243,381
     Increase (decrease) in payable to producers            (3,263,809)     1,121,294        (24,302)
     Increase in deferred income taxes payable               2,900,000         10,000              -
     (Decrease) increase in deferred revenue                (1,628,000)       416,240        303,090
                                                           -----------    -----------    -----------

        Net cash provided by operating activities           18,697,203     21,352,387     16,471,868
                                                           -----------    -----------    -----------
Cash flows from investing activities:
  Additions to film costs                                  (34,016,475)   (21,087,875)   (17,056,633)
  Purchase of fixed assets                                    (328,221)      (289,107)      (143,180)
                                                           -----------    -----------    -----------

        Net cash used in investing activities              (34,344,696)   (21,376,982)   (17,199,813)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Net borrowings under credit facilities                     9,185,244      1,363,614      2,358,279
  Merger cash, net of acquisition costs                      8,791,440              -              -
  Distributions to shareholders                             (4,452,991)      (823,248)      (652,549)
  Payments on note payable to shareholders                     (43,073)             -              -
                                                           -----------    -----------    -----------

        Net cash provided by financing activities           13,480,620        540,366      1,705,730
                                                           -----------    -----------    -----------

Net (decrease) increase in cash                             (2,166,873)       515,771        977,785

Cash, cash equivalents and redirected cash
  at beginning of year                                       2,566,599      2,050,828      1,073,043
                                                           -----------    -----------    -----------
Cash, cash equivalents and restricted cash
  at end of year                                           $   399,726    $ 2,566,599    $ 2,050,828
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                              $ 1,321,178    $   849,632    $   557,654
     Income taxes                                          $    55,608    $    30,130    $    41,973
     Foreign withholding taxes                             $   231,367    $   352,905    $   226,487

                 See Notes to Consolidated Financial Statements.

                            OVERSEAS FILMGROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Overseas Filmgroup, Inc., ("Overseas" or the "Company") was formed on February 11, 1980, and operated as a privately held company through October 30, 1996. As discussed in Note 3, on October 31, 1996 the Company was acquired, through merger, by Entertainment/Media Acquisition Corporation ("EMAC"), a publicly traded company. Concurrent with the merger, EMAC changed its name to Overseas Filmgroup, Inc.

The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name First Look Pictures ("First Look").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Overseas and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUES

Revenues from nonrefundable guarantees payable by subdistributors are recognized when the film becomes available for release and certain other conditions are met in accordance with Statement of Financial Accounting Standards No. 53 ("SFAS 53"), "Financial Reporting by Producers and Distributors of Motion Picture Films". Amounts received in advance of the film being available are recorded as deferred revenue. Revenues from direct theatrical distribution of films are recognized on the dates of exhibition.

FILM COSTS AND AMORTIZATION

Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures which include advances, minimum guarantees paid to producers, recoupable distribution and production costs, legal expenses, interest and overhead costs. These costs have been capitalized in accordance with SFAS 53. Film costs are amortized using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to management's estimate of ultimate revenue from all markets.

Film costs are valued at the lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss additional amortization is provided to fully recognize such loss.

CASH

The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying value of the Company's cash and cash equivalents approximate fair value due to their short-term nature.

RESTRICTED CASH

Restricted cash consists of cash held in a collection account which is restricted for the payment of film facilities in compliance with the Credit Facility (Note 6).

FIXED ASSETS

Fixed assets are recorded at cost and include improvements that significantly add to the productive capacity or extend the useful life of the asset. Costs of maintenance and repairs are charged to expense. Depreciation is provided over the estimated useful lives of the assets which range from 5 to 7 years using methods which approximate straight line.

PAYABLE TO PRODUCERS

Payable to producers represents an accrual on a film-by-film basis of the producers' share of revenues recognized by the Company in excess of the recoupable costs incurred by Overseas. The producers' share of revenue is expensed in conjunction with the amortization of film costs. Payments to producers are typically made on a quarterly basis based on actual cash collections.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Effective January 1, 1989 (and terminating October 31, 1996 as described below) the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all federal income tax liability was the responsibility of the shareholders. The Company remained subject to income tax in the state of California, the principal state of operation for the Company. As a result of the merger described in Note 3, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for federal and state income taxes from that date forward (Note 7).

ACCOUNTING FOR STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", the Company has elected to use the intrinsic value method prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for compensation expense for its stock-based employee compensation plans.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk with respect to accounts receivable is limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 1996 the Company has a trade receivable from two individual subdistributors which represent approximately 21% and 11% of the Company's accounts receivable.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates ultimate revenues and costs for motion pictures for each market based on public acceptance and historical results for similar products. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in prior periods to conform with the current year presentation.

UNAUDITED PRO FORMA STATEMENT OF INCOME
Pro forma net income reflects pro forma interest expense on the $2,000,000 shareholder note issued in the merger (Note 3), assumed to be outstanding as of January 1, 1995, and a pro forma income tax provision, using an effective income tax rate of 36%, to account for the estimated income tax expense of the Company as if it had been subject to federal and state income taxes at the corporate level for the period.

Pro forma net income per share has been computed using the weighted average common shares outstanding of 4,444,445 and 4,177,778 for 1996 and 1995, respectively. Such pro forma shares outstanding have been computed as the weighted average, as applicable, of (i) 3,177,778 shares reflecting the recapitalization of common stock as a result of the merger (Note 3) (ii) 1,000,000 shares representing the number of new shares that would have to be issued at the October 30, 1996 market price of $5.20 per share to pay pro forma distributions of $3,500,000 representing actual pre-merger distributions, $1,500,000 representing cash consideration received by the Overseas Shareholders and $200,000 representing accrual of an estimated distribution to reimburse the Overseas Shareholders for federal income taxes payable for S corporation years and (iii) the 2,600,000 EMAC shares issued prior to the date of the merger, October 31, 1996. Historical earnings per share has not been presented in view of the prior periods S corporation status.

NOTE 3 - MERGERS AND ACQUISITIONS

On October 31, 1996 Entertainment/Media Acquisition Corporation ("EMAC"), a public company formed for the sole purpose of acquiring an operating company in the entertainment and media industry, acquired all of the outstanding common stock of Overseas (the "Overseas Shares"). The shareholders of the Overseas Shares received 3,177,778 shares of EMAC Common Stock, $1,500,000 in cash and a $2,000,000 5-year secured promissory note which is payable monthly and bears interest at the rate of 9% per year. EMAC also agreed to indemnify the shareholders of the Overseas Shares from any potential losses with respect to additional taxes (including interest and penalties) resulting from the Company's operations during periods in which it was an S corporation, up to a specified limit. The Company has estimated a liability of $200,000 with respect to its indemnity obligation, which is included in accrued expenses as of December 31, 1996. The issuance of the $2,000,000 secured promissory note is a non-cash item and therefore it has not been reflected in the Consolidated Statement of Cash Flows.

For accounting purposes Overseas is considered the acquirer (reverse acquisition). The acquisition has been treated as a recapitalization of Overseas reflecting the issuance of Overseas common stock for the net assets of EMAC, which consist primarily of cash. Pro forma information reflecting the combined companies had they merged on January 1, 1995, is not presented as the combination is not considered a business combination for accounting purposes. Historical shareholders' equity has been retroactively restated to reflect the equivalent number of shares received in the merger. The historical financial statements prior to October 31, 1996 are those of Overseas.

Concurrent with the acquisition, EMAC changed its name to Overseas Filmgroup, Inc. and changed its year-end from November 30 to December 31. All direct costs of the acquisition, consisting primarily of legal, accounting, consulting and certain other fees have been charged to paid-in capital.

On June 20, 1995 the Company entered into a merger agreement with First Look Pictures, Inc. ("First Look, Inc."), a domestic theatrical distributor which was 100% owned by the Company's shareholders as of that date. The net assets of First Look, Inc. of $412,395, primarily consisting of unamortized film costs, were purchased through the forgiveness of the Company's advance, which represented the funding of First Look since its inception. The merger has been accounted for as a transaction between entities under common control and therefore the net assets of First Look acquired by Overseas have been recorded at book value.

NOTE 4 - FILM COSTS:

Film costs consist of the following:
                                                     December 31,
                                                 -------------------
                                                 1996           1995
                                                 ----           ----

  Films in release, net of
    accumulated amortization              $  25,838,106  $  12,162,975
  Films not yet available for release         2,520,218      5,186,096
                                          -------------  -------------

                                          $  28,358,324  $  17,349,071
                                          -------------  -------------
                                          -------------  -------------

Interest costs capitalized to films were $1,223,467, $744,176, and $568,537 during the years ended December 31, 1996, 1995 and 1994, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 1996, approximately 75% of unamortized film costs applicable to films in release are expected to be amortized during the next three years.

NOTE 5 - FIXED ASSETS:

Fixed assets consist of the following:
                                                     December 31,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----
  Furniture and fixtures                     $  243,520     $  221,360
  Office equipment                              191,023        189,203
  Computer equipment                            657,487        447,038
  Leasehold improvements                        173,324        149,388
  Automobiles                                    14,970         14,970
                                             ----------     ----------
                                              1,280,324      1,021,959
  Less accumulated depreciation                (723,197)      (637,638)
                                             ----------     ----------
  Net fixed assets                           $  557,127     $  384,321
                                             ----------     ----------
                                             ----------     ----------

NOTE 6 - NOTES PAYABLE:

The Company has a $27,000,000 credit facility with a two-bank syndicate (the "Credit Facility"). The Credit Facility provides several levels of credit including $21,000,000 of film financing ("Film Facilities"), $5,000,000 of working capital ("Operating Facility") and a $1,000,000 guarantee facility ("Local Facility"). The Company maintains a $1,000,000 working capital credit line (the "Local Line") with another bank which is guaranteed by the Local Facility and expires on July 1, 1997. Outstanding balances are summarized as follows:

                                                    December 31,
                                                 -------------------
                                                 1996           1995
                                                 ----           ----

  Credit Facility:
    Film Facilities                        $ 14,529,137   $  2,421,893
    Operating Facility                        1,850,000      4,000,000
    Local Facility                                    -              -
  Local Line                                    228,000      1,000,000
                                           ------------   ------------

                                           $ 16,607,137   $  7,421,893
                                           ------------   ------------
                                           ------------   ------------

Borrowings made under the Film Facilities are provided as revolving facilities. Outstanding amounts from each draw against the Film Facilities are reviewed by the two-bank syndicate on the one year anniversary of the first draw for each film and repayment terms are varied as necessary to ensure that no Film Facility is repaid later than six months from the date of such review. Borrowings made under the Operating Facility are provided as revolving overdraft facilities. Outstanding amounts are due on May 9, 1997 subject to annual review by the two-bank syndicate.

Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate ("LIBOR") plus 3% (5.50%, 5.56% and 5.60% for one, three and six month LIBOR, respectively at December 31, 1996). The interest rate is set at the commencement of each drawdown and is revised each one, three or six months as requested by the Company at the date of the drawdown. Interest on the Local Line is payable monthly at the bank's prime rate less 1.25%, (prime rate was 8.25% at December 31, 1996).

The Credit Facility requires the Company to pay closing fees on each Film Facility drawdown, a commitment fee for unused portions of the Operating Facility, a fee measured by a portion of the Company's distribution fee earned on financed films, and an annual management fee. The Credit Facility is collateralized by a security interest in the Company's assets and contains various covenants including restrictions on the payment of dividends and the maintenance of a minimum consolidated net worth and certain financial ratios. The Credit Facility is available until May 9, 1997, however its terms will be reviewed by the two-bank syndicate on an annual basis with a view to determining whether the Credit Line should remain available after such date. The carrying value of the Company's notes payable approximates their fair value due to the fact that the interest rate is reset periodically and the lack of a specified maturity.

NOTE 7 - INCOME TAXES:

As discussed in Note 2, on October 31, 1996 the Company changed its tax reporting status from S corporation to C corporation for federal income tax purposes as a result of the merger with EMAC. As a result, the Company recorded a non-recurring net charge to earnings of $2,600,000 in the fourth quarter of fiscal 1996 for additional federal income tax expense related to the net change required to adjust the deferred tax assets and liabilities to their appropriate value utilizing C corporation rates. The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes. The foreign withholding taxes are substantially recouped from the producers share of revenue.

The historical provision for income taxes consists of the following:

                                                                        Years ended December 31,
                                                                  ----------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
Current
  State                                                     $        0     $   70,000     $   70,000
  Foreign withholding                                          231,367        352,905        226,487
                                                            ----------     ----------     ----------

                                                               231,367        422,905        296,487
                                                            ----------     ----------     ----------
Deferred
  State                                                        110,000         10,000              -
  Federal                                                      190,000              -              -
  Deferred tax provision resulting
    from the termination of S corporation
    status                                                   2,600,000              -              -
                                                            ----------     ----------     ----------

                                                             2,900,000         10,000              -
                                                            ----------     ----------     ----------

                                                            $3,131,367     $  432,905     $  296,487
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

The pro forma provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to pro forma income before taxes as a result of the following differences:

                                                                  1996           1995           1994
                                                                  ----           ----           ----

 Federal statutory rate                                             34%            34%            34%
 State taxes, net of federal benefit                                 2%             2%             2%
                                                                    ---            ---            ---

 Pro forma effective tax rate                                       36%            36%            36%
                                                                    ---            ---            ---
                                                                    ---            ---            ---

NOTE 8 - SHAREHOLDERS' EQUITY


The Company is authorized to issue 2,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined by the Board of Directors.

On October 31, 1996 the Company created a stock option plan under which incentive and nonqualified stock options and stock appreciation rights may be granted to certain employees and directors to purchase up to a maximum of 550,000 shares of common stock. The grant of options and option price shall be determined by the Company's Board of Directors or applicable committee thereof in accordance with the plan. In the case of an incentive stock option the option price shall not be less than 100% of the fair market value of the common stock on the date the incentive stock option is granted. Each option may be granted subject to various terms and conditions established on the date of grant including exercise and expiration provided, however, that all options will expire no later than 10 years from their date of grant. On October 31, 1996, 5,000 non-qualified stock options were granted to each of four non-employee directors. These options are exercisable on October 31, 1997 and have an exercise price equal to the fair market value of the Company's stock on October 31, 1996. The options expire on the earlier of ten years from the date of grant or three years from the date on which the Director ceases to be a director of the Company.

The Company has also granted options to purchase 1,075,000 shares of common stock at $5.00 per share ("$5.00 Options") and 1,125,000 shares of common stock at $8.50 per share, ("$8.50 Options") to the majority owners of the Overseas Shares, all of which expire on October 31, 2003. The $5.00 Options vest 200,000 on October 31,1996 and 175,000 on each anniversary date thereafter through 2001. The $8.50 Options vest in equal increments of 225,000 on October 31, 1997 and each anniversary date thereafter through 2001.

As discussed in Note 2 the Company uses the intrinsic value method prescribed by APB 25 to account for compensation expense for its stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been determined based on the fair value at the grant date for options under those plans as consistent with SFAS 123, the Company's pro forma net income and pro-forma net income per share would have been reduced to $694,980 and $.16, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                    Risk Free interest rate: 6.03%
                    Expected life:  4 years
                    Volatility:  57%

Warrants to purchase 4,500,000 shares of Common Stock are outstanding at December 31, 1996. These warrants have an exercise price of $5.00 per share and expire on February 16, 2002. The warrants are callable by the Company at $.01 per warrant if certain market price and other criteria are met. Options to purchase 200,000 Overseas (formerly EMAC) Units (each unit consists of 1 share of common stock and 2 warrants, described below) at an exercise price of $9.90 per unit are outstanding at December 31, 1996. The warrants attached to these units are identical to the warrants described above except that they are execisable at $5.85 per share and expire on February 16, 2000. These options and warrants were issued in connection with the initial capitalization of EMAC.

Overseas also issued a warrant to purchase 62,500 shares of common stock to its financial advisor in the merger described in Note 3. The warrant has an exercise price of $5.00 per share and expires on October 30, 2003.

The exercise of outstanding options and warrants was not assumed in the calculation of earnings per share because the effect would have been anti dilutive.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a receivable of $413,000 from a subdistributor which is owned by a member of the Company's Board of Directors. Pursuant to an executed agreement this amount will be paid on September 30, 1998 and will not bear interest. The Company is entitled to retain $70,675 of this receivable with the balance payable to producers. The Company recognized $109,000 in revenue on film's licensed to the Company by this subdistributor (as rights owner) during 1996.

During 1996 the Company paid $48,733 to a company owned by a member of the company's management and has spouse for production executive services of such spouse.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

As of December 31, 1996, the Company is committed under agreements with certain sub-distributors to spend an aggregate of $938,000 for print and advertising on motion pictures scheduled to be released in the domestic theatrical market which have not yet been delivered to the Company. Additionally, the Company is committed under various acquisition agreements to pay minimum guarantees of $1,170,000 contingent upon delivery of the respective films to the Company.

The Company has guaranteed payment by an independent motion picture production company of two promissory notes in the aggregate principal amount of $325,000, each payable on May 9, 1997.

Total rental expense under various leases for the years ended December 31, 1996, 1995 and 1994 amounted to $293,279, $228,053 and $168,704, respectively.
Minimum annual rental payments under noncancelable leases are as follows:

                    1997                $206,890
                    1998                  30,421
                    1999                  15,703
                    2000                   4,715


NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign export revenues are summarized as follows:

                                                         Years ended December 31,
                                                 ----------------------------------
                                                 1996           1995           1994
                                                 ----           ----           ----

Western Europe                             $  9,581,698   $  7,475,888   $  7,005,708
Asia                                          4,936,735      2,411,261      3,574,100
Latin America                                 1,839,129      1,446,968      1,491,500
Eastern Europe                                  708,600      1,094,053        728,000
Other                                         2,850,896      1,792,603      2,611,876
                                           ------------   ------------   ------------
                                           $ 19,917,058   $ 14,220,773   $ 15,411,184
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------

Customers representing 10% or more of the Company's revenue accounted for $9,498,000 (three customers), $4,366,246 (one customer) and $3,000,000 (one customer) for the years ended December 31, 1996, 1995 and 1994, respectively.

                           QUARTERLY FINANCIAL SUMMARY

                                   (Unaudited)

          1996 (1)                             March 31        June 30   September 30    December 31
                                               --------        -------   ------------    -----------
Revenue                                      $6,522,687     $9,229,284     $5,003,263     $7,922,338

Operating income                                571,836      1,011,320        501,124       (451,483)

Income before provision for
 income taxes                                   662,239      1,002,423        588,686       (588,079)

Pro forma net income(loss)(2)                   400,227        619,217        355,726       (589,066)
Pro forma earnings (loss) per share(3)              .10            .15            .09           (.12)

          1995

Revenue                                      $5,412,018     $4,786,879     $3,870,352     $7,630,304

Operating income                                678,380        613,277        484,176        854,279

Income before provision for
 income taxes                                   696,496        659,408        557,361        980,843

Pro forma net income(2)                         417,340        394,767        330,639        602,864
Pro forma earnings per share(3)                     .10            .10            .08            .14



(1) Results after October 31, 1996 reflect the impact of the merger with EMAC which is more fully described in Note 3 to the Consolidated Financial Statements.

(2) Pro forma net income (loss) represents net income (loss) after a pro forma tax provision reflecting the estimated income tax expense of the Company as if it had been subject to federal and state income taxes at C corporation rates and as if the Merger Note were issued on January 1, 1995. See "Notes to Consolidated Financial Statements - Note 2".

(3) See Note 2 to the Consolidated Financial Statements regarding the computation of pro forma earnings per share.

                                EXHIBIT INDEX

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 2.1 Agreement of Merger among the Company, Pre-Merger Overseas, and Ellen Dinerman Little and Robert B. Little, dated as of July 2, 1996. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

                 2.2 Amendment to Agreement of Merger among the Company, Pre-Merger Overseas and Ellen Dinerman Little and Robert B. Little, dated as of September 20, 1996. Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                 3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 3.2 Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.2 Form of Warrant Certificate. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.3 Form of Unit Purchase Option. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 4.5 Letter agreement, dated October 28, 1996, amending the Unit Purchase Options. Incorporated by reference to
                         Exhibit 4.5 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 4.6 Form of Warrant issued in the Company's bridge financing. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                  4.7 Warrant, dated October 31, 1996, for Jefferson Capital Group, Ltd. to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.1 Secured Promissory Note of the Company, dated October 31, 1996, payable to Robert B. Little and Ellen Dinerman Little. Incorporated by reference to Exhibit
                         10.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.2 Indemnity Agreement, dated October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.3 Indemnity Agreement, dated October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.4 Indemnity Agreement, dated October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.5 Indemnity Agreement, dated October 31, 1996, between the Company and Stephen K. Bannon. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.6 Indemnity Agreement, dated October 31, 1996, between the Company and Scot K. Vorse. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.7 Indemnity Agreement, dated October 31, 1996, between the Company and Jeffrey A. Rochlis. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.8 Indemnity Agreement, dated October 31, 1996, between the Company and Alessandro Fracassi. Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.9 Employment Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.10 Employment Agreement, dated as of October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.11 Employment Agreement, dated as of October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.12 Security Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little and Robert B. Little. Incorporated by reference to Exhibit
                         10.12 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.13 Tax Reimbursement Agreement, dated as of October 31, 1996, between the Company, Ellen Dinerman Little, Robert B. Little and William F. Lischak. Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.14 Promissory Note (the "Insurance Note"), dated October 31, 1996, payable to Ellen Dinerman Little and Robert
                         B. Little. Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.15 Stockholders' Voting Agreement, dated as of October 31, 1996, by and among the Company, Ellen Dinerman Little, Robert B. Little, William F. Lischak, Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, John Hyde, Sparta Partners III, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein. Incorporated by reference to
                         Exhibit 10.15 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.


                 10.16 Lock-Up and Registration Rights Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little, Robert B. Little and William F. Lischak. Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.17 Non-Competition Agreement, dated as of October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.18 Non-Competition Agreement, dated as of October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.19 Overseas Filmgroup, Inc. 1996 Special Stock Option Plan and Agreement. Incorporated by reference to Exhibit
                         99.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                 10.20 Overseas Filmgroup, Inc. 1996 Basic Stock Option and Stock Appreciation Rights Plan. Filed herewith.

                 10.21 Agency Agreement, dated as of December 10, 1993, between the Company and GKN Securities Corp., and amendments thereto (without schedules). Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                 10.22 Letter Agreement among certain stockholders of the Company, the Company and GKN Securities Corp. (without schedules). Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.23 Form of Stock Escrow Agreement between the Company and Continental Stock Transfer & Trust Company. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.24 Letter Agreement regarding administrative support. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

                 10.25 Restated and Amended Syndication Agreement dated as of October 31, 1996, among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Filed herewith. +

                 10.26 Video Distribution Agreement dated March 15, 1996, between the Company and BMG Video. Filed herewith. +

                 10.27 Loan Out Agreement dated as of March 11, 1996 between the Company and BLAH, Inc. Filed herewith.

                 10.28 Agreement dated as of September 12, 1996, between the Company and Racing Pictures s.r.l. Filed herewith.

                 10.29 Option Agreement dated as of September 13, 1996, between Robert B. Little and the Company. Filed herewith.

                 10.30 Overseas Filmgroup Lease Agreement dated April 21, 1987,as amended. Filed herewith

                    21   Subsidiaries of the Registrant. Filed herewith.

                    23   Consent of Price Waterhouse LLP.  Filed herewith.

                    27 Financial Data Schedule (Filed electronically only) Filed herewith.

--------------------
+ Confidential treatment has been requested for portions of such exhibit.