Form 10-Q
period 1997-03-31
OVERSEAS FILMGROUP INC
filed 1997-05-15
CIK 917079

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ___________.

                            COMMISSION FILE NUMBER 0-25308

                               OVERSEAS FILMGROUP, INC.
                (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    13-3751702
             (State or other                               (I.R.S. Employer
    jurisdiction of incorporation or organization)        Identification No.)


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

                   The number of shares of Common Stock outstanding
                          as of May 14, 1997 was 5,732,778.

                               OVERSEAS FILMGROUP, INC.

                                        INDEX


                            PART I - FINANCIAL INFORMATION

                                                                      PAGE
Item 1. Financial Statements                                          ----


    Consolidated Balance Sheets --
    December 31, 1996 and March 31, 1997 (unaudited)                     3

    Consolidated Statements of Income (unaudited)
    for the three months ended March 31, 1996 and March 31, 1997         4

    Consolidated Statements of Cash Flows (unaudited)
    for the three months ended March 31, 1996 and March 31, 1997         5

    Notes to Consolidated Financial Statements (unaudited)               6

Item 2. Management's Discussion and Analysis
    of Financial Condition and Results of Operations                     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk      10


                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2. Changes in Securities                                           12

Item 3. Defaults Upon Senior Securities                                 12

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                12

    Signature                                                           14

ITEM 1. FINANCIAL STATEMENTS


                               OVERSEAS FILMGROUP, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                                                         1997         1996
                                                     -----------  -------------
                                                      (Unaudited)
                                      ASSETS:

Cash and cash equivalents                              $  37,600   $  353,689
Restricted cash                                          161,229       46,037
Accounts receivable, net of allowance for doubtful
    accounts of $1,000,000                            13,418,860   10,718,239
Related party receivable                                 413,000      413,000
Other receivables                                         10,000       10,000
Film costs, net of accumulated amortization           30,833,409   28,358,324
Fixed assets, net of accumulated depreciation            551,008      557,127
Other assets                                             359,231      347,269
                                                     -----------  -----------
    Total assets                                     $45,784,337  $40,803,685
                                                     -----------  -----------
                                                     -----------  -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                $ 2,573,615  $ 2,623,084
Payable to producers                                   5,372,338    3,712,812
Note payable to shareholders                           2,004,531    2,085,886
Notes payable                                         19,998,355   16,607,137
Deferred income taxes                                  3,163,000    3,030,000
Deferred revenue                                         174,700      553,000
                                                     -----------  -----------
    Total liabilities                                 33,286,539   28,611,919
                                                     -----------  -----------
Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 0 shares outstanding
Common stock, $.001 par value, 25,000,000 share
    authorized;
    authorized, 5,777,778 outstanding                      5,778        5,778
Additional paid-in capital                            10,652,731   10,652,731
Retained earnings                                      1,839,289    1,533,257
                                                     -----------  -----------
    Total shareholders' equity                        12,497,798   12,191,766
                                                     -----------  -----------
    Total liabilities and shareholders' equity       $45,784,337  $40,803,685
                                                     -----------  -----------
                                                     -----------  -----------

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               OVERSEAS FILMGROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                         1997         1996
                                                      ----------   ----------

Revenues                                              $6,161,195   $6,522,687

Expenses:
    Film costs                                         4,873,706    5,195,350
    Selling, general and administrative                  908,144      755,501
                                                      ----------   ----------
    Total expenses                                     5,781,849    5,950,851
                                                      ----------   ----------
Income from operations                                   379,346      571,836

Other income (expenses):
    Interest Income                                      164,726      110,960
    Interest Expense                                     (83,987)     (82,190)
    Other income                                          18,083       61,633
                                                      ----------   ----------
    Total other income (expenses)                         98,822       90,403
                                                      ----------   ----------
Income before income taxes                               478,167      662,239
Income tax provision                                     172,135       36,508
                                                      ----------   ----------
Net income                                            $  306,032   $  625,731
                                                      ----------   ----------
                                                      ----------   ----------
Earnings per share                                    $     0.05
                                                      ----------
                                                      ----------
Weighted average number of common
    shares outstanding                                 5,777,778
                                                      ----------
                                                      ----------
Pro forma data
    Income before income taxes and additional
    interest expense                                               $  662,239
    Additional interest expense                                        36,884
                                                                   ----------
    Income before income taxes                                        625,355
    Income tax provision                                              225,128
                                                                   ----------
Pro forma net income                                               $  400,227
                                                                   ----------
                                                                   ----------
Pro forma earnings  per share                                      $     0.10
                                                                   ----------
                                                                   ----------
Weighted average number of common
    shares outstanding                                              4,177,778
                                                                   ----------
                                                                   ----------

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           OVERSEAS FILMGROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          1997         1996
                                                    ------------    ------------
Cash flows from operating activities
 Net income                                         $    306,032    $    625,731
 Adjustments to reconcile net income to net
     cash provided by operating activities -
     Amortization of film costs                        4,736,082       5,042,184
     Depreciation of fixed assets                         35,567          31,495
 Change in assets and liabilities -
     (Increase) in accounts receivable                (2,700,621)       (476,223)
     (Increase) in related party receivables                   0         (41,242)
     (Increase) in other receivables                           0         (18,699)
     (Increase) in other assets                          (11,962)       (302,868)
     (Decrease) increase in accounts payable
     and accrued expenses                                (49,469)        262,668
     Increase (decrease) in payable to producers       1,659,526        (874,820)
     Increase in deferred income taxes payable           133,000               0
     (Decrease) increase in deferred revenue            (378,300)        444,600
                                                    ------------    ------------
    Net cash provided by operating activities          3,729,855       4,692,826
                                                    ------------    ------------
Cash flows from investing activities
 Additions to film costs                              (7,211,167)    (12,318,501)
 Purchase of fixed assets                                (29,448)        (66,051)
                                                    ------------    ------------
    Net cash used in investing activities             (7,240,615)    (12,384,552)
                                                    ------------    ------------
Cash flows from financing activities
 Net borrowings under credit facility                  3,391,218       7,352,814
 Payment on note payable to shareholders                 (81,355)              0
 Distributions to shareholders                                 0        (173,200)
                                                    ------------    ------------
    Net cash provided by financing activities          3,309,863       7,179,614
                                                    ------------    ------------
Net decrease in cash                                    (200,897)       (512,112)
Cash, cash equivalents and restricted cash
 at beginning of year                                    399,726       2,566,599
                                                    ------------    ------------
Cash, cash equivalents and restricted cash
at end of year                                      $    198,829    $  2,054,487
                                                    ------------    ------------
                                                    ------------    ------------
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for:
    Interest                                        $    530,647    $    287,105
                                                    ------------    ------------
                                                    ------------    ------------
    Income taxes                                    $      4,800    $     30,000
                                                    ------------    ------------
                                                    ------------    ------------
    Foreign withholding taxes                       $     35,135    $      8,927
                                                    ------------    ------------
                                                    ------------    ------------

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               OVERSEAS FILMGROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Consolidated Financial Statements").


II. On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including March 31, 1996 and for the quarter then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates. Until the Merger, Pre-Merger Overseas operated as an S Corporation for federal (but not state) income tax purposes under Sub-chapter S of the Internal Revenue Code. As a result of the Merger, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for both federal and state income taxes from that date forward.



    Pro forma net income reflects pro forma interest expense on a $2,000,000 promissory note issued in the Merger to the stockholders of Pre-Merger Overseas, and assumed to be outstanding as of January 1, 1995, and a pro forma income tax provision, using an effective income tax rate of 36%, to account for the estimated income tax expense of the Company as if it had been subject to federal as well as state income taxes at the corporate level for the period. Pro forma net income per share has been computed using the weighted average common shares outstanding of 4,177,778 for the quarter ended March 31, 1996. Such pro forma shares outstanding have been computed as the weighted average, as applicable, of 3,177,778 shares reflecting the recapitalization of common stock as a result of the Merger and 1,000,000 shares representing the number of new shares that would have to be issued at the October 30, 1996 market price of $5.20 per share to pay pro forma distributions of $3,500,000 representing actual Pre-Merger distributions, $1,500,000 representing cash consideration received by the stockholders of Pre-Merger Overseas in the Merger and $200,000 representing accrual of an estimated distribution to reimburse the stockholders of Pre-Merger Overseas for federal income taxes payable for S corporation years pursuant to an agreement entered into in connection with the Merger. Historical earnings per share has not been presented in view of the prior periods S corporation status.


    Pro forma net income and pro forma net income per share are not necessarily indicative of what actual net income and net income per share would have been had the Merger occurred as of January 1, 1995. For additional information regarding the calculation of pro forma net income and pro forma net income per share as a result of the Merger see the 1996 Consolidated Financial Statements.

                               OVERSEAS FILMGROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (Continued)

III.  Film costs consist of the following:

                                                        March 31, 1997   December 31, 1996
                                                        --------------   -----------------
     Films in release, net of accumulated amortization   $27,011,551       $25,838,106
     Films not yet available for release                   3,821,858         2,520,218
                                                         -----------       -----------
                                                         $30,833,409       $28,358,324
                                                         -----------       -----------
                                                         -----------       -----------

IV. The Company and the two-bank syndicate of lenders under the Company's Credit Facility have amended the Credit Facility to extend the date of the annual review and the expiration of the commitment to lend under the Credit Facility, which was originally scheduled to expire on May 9, 1997, to June 30, 1997.

 V. As of March 31, 1997, the Company is committed under agreements with certain sub-distributors to spend an aggregate of $511,000 for print and advertising on motion pictures scheduled to be released in the domestic theatrical market. Additionally, the Company is committed under various acquisition agreements to pay minimum guarantees of $3,689,000 contingent upon delivery of the respective films to the Company.

VI. Subsequent to March 31, 1997, the Company repurchased 45,000 shares of its outstanding common stock for a total of $86,734 in connection with a share repurchase program under which the repurchase, at management's discretion, of up to 75,000 shares has been authorized. This transaction will be reflected on the financial statements for the quarter ending June 30, 1997 as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE COMPANY WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES FOR WHICH THE COMPANY ACQUIRES DISTRIBUTION RIGHTS AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE COMPANY, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE COMPANY, THE COMPANY'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (i) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS, (ii) THE COMPANY'S INTENT TO GRADUALLY AND SELECTIVELY ACQUIRE RIGHTS TO PRODUCE FILMS THAT HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), AND (iii) THE COMPANY'S INCREASING ROLE AS THE PRINCIPAL FINANCIER OF A GREATER PORTION OF THE MOTION PICTURES IT DISTRIBUTES BY PROVIDING MINIMUM GUARANTEE COMMITMENTS, THE COMPANY'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE COMPANY IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE COMPANY ARE LIKELY TO INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1996, AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 24, 1997 FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ON
FEBRUARY 25, 1997.   THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT
SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

               On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by the merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including March 31, 1996 and for the quarter then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

               Revenues decreased by $361,492 (5.5%) to $6,161,195 for the quarter ended March 31, 1997 from $6,522,687 for the quarter ended March 31, 1996. The decrease was primarily due to a decrease in film rentals during the quarter ended March 31, 1997 compared to the comparable period in 1996 as the film released in the first quarter of 1996, "Antonia's Line", the winner of the Academy Award for Best Foreign Language film of 1995 met with greater audience acceptance than those films released in the first quarter of 1997.

               Film costs as a percentage of revenues decreased to 79.1% for the three months ended March 31, 1997, compared to 79.6% for the three months ended March 31, 1996. The decrease is primarily due to higher write off of abandoned development projects during the three months ended March 31, 1996. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).


               Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $152,643 (20.2%) to $908,144 for the quarter ended March 31, 1997 from $755,501 for the quarter ended March 31, 1996. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to increased personnel and increased compensation paid to personnel in the quarter ended March 31, 1997 over that of the comparable period in the prior year.

               As a result of the above, the Company had income before taxes for the quarter ended March 31, 1997 of $478,167 compared to income before taxes of $662,239 for the quarter ended March 31, 1996.

               The Company had net income for the quarter ended March 31, 1997 of $306,032 (reflecting an effective tax rate of 36%) compared to pro forma net income for the quarter ended March 31, 1996 of

$400,227. Pre-Merger Overseas was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes in 1996 through the date of the Merger. Pro forma income for the quarter ended March 31, 1996 gives effect to the issuance of a $2,000,000 promissory note to the stockholders of Pre-merger Overseas in the Merger and the termination of S Corporation status as if it had occurred on January 1, 1995 (by giving effect to assumed additional interest expense relating to the promissory note and a pro forma effective tax rate of 36%). See Note II of "Notes to Consolidated Financial Statements" contained herein.


LIQUIDITY AND CAPITAL RESOURCES

               During the next twelve months, the Company currently intends to acquire rights to and distribute approximately 12 to 18 films (including approximately six to eight films to be distributed by the Company in the domestic theatrical market through the Company's First Look Pictures operations). The Company, alone or in conjunction with others, currently intends to selectively finance (typically by agreeing to pay a minimum guarantee in connection with acquisition of distribution rights by the Company) all or a portion of the production costs of, or produce, approximately six to ten of such films. As the motion picture business is subject to numerous uncertainties, including, among other things, financing requirements, personnel availability, and the release schedule of competing films, no assurance can be given that such goals will be met (or that such goals will not be exceeded). In addition to the Company's obligations reflected on the balance sheet as of March 31, 1997, as of such date the Company had contractual obligations for advances, minimum guarantee payments, and prints and advertising spending of $4,200,000 contingent upon completion and delivery of certain motion pictures. The Company also has guaranteed a $325,000 loan from a bank to Neo Motion Pictures, the balance of which at March 31, 1997 was approximately $261,000 in principal and accrued interest.
As of March 31, 1997, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $174,700.

               The Company has a revolving credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender. The Syndication Agreement, which is secured by substantially all of the assets of the Company and its subsidiaries, provides for total borrowings of $27,000,000, of which up to $5,000,000 may be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 may be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.


               The Company borrows funds under Film Facilities on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. Coutts and Berliner must approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities are also available to be issued as letters of credit or bank guarantees. As of March 31, 1997, an aggregate of approximately $19,408,000 and was outstanding under the Film Facilities and Operating Facility at an average interest rate on the outstanding amounts of approximately 8.5% per annum as of March 31, 1997. $1,000,000 in face amount of letters of credit have also been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $590,000 was outstanding at March 31, 1997 bearing interest at 7.0% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

               Amounts outstanding under the Operating Facility must be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement is reviewed by Coutts and Berliner on an annual basis and was scheduled to expire on May 9, 1997, the date of the annual review. The Company, Coutts and Berliner have amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement to June 30, 1997. Based upon management's discussion with the lenders under the Credit Facility, the Company currently anticipates that on or before June 30, 1997, the Credit Facility will be renewed for a one or two year period. In the event that the commitment to lend under the Credit Facility is not renewed by Coutts and Berliner upon its expiration, management of the Company anticipates that the Company will seek to refinance the Credit Facility by obtaining a replacement facility from another lender or group of lenders or enter into alternative financing arrangements, although no assurances can be given that a replacement facility or any alternative financing arrangements will be entered into or that a replacement facility (or a renewal of the Credit Facility or any alternative financing arrangements) will be entered into on terms or in amounts similar to the Credit Facility.

               In April 1997, the Company authorized a stock repurchase program whereby the Company may repurchase from time to time through July 31, 1997, as determined by management, up to 75,000 shares of the Company's Common Stock in open market transactions. See "Item 5 - Other Information" under Part II of this Report. As of May 15, 1997, the Company had repurchased 45,000 shares of Common Stock (which are currently being held as treasury stock) at an aggregate cost of $86,734.

               As of March 31, 1997, the Company had cash and cash equivalents of $37,600 compared to cash and cash equivalents of $353,689 as of December 31, 1996. The difference reflects normal fluctuations in the Company's collections. Additionally, at March 31, 1997, the Company had restricted cash of $161,229 held by the Company's primary lender, to be applied against various Film Facilities.

               The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable, as the Securities and Exchange Commission phase-in date for this Item has not yet occurred.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               The Company is not, as of May 14, 1997, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.  OTHER INFORMATION

               In April 1997, the Company authorized a stock repurchase program pursuant to which the Company may repurchase from time to time through July 31, 1997, as determined by management as market conditions warrant, up to 75,000 shares of the Company's outstanding Common Stock (approximately 1.3% of the 5,777,778 shares outstanding at the time the stock repurchase plan was authorized) in open market transactions. In addition, officers and directors of the Company may utilize their own funds to purchase, from time to time, a comparable amount of shares in open market transactions during the stock repurchase program. Shares repurchased by the Company will be held in treasury or retired. As of May 14, 1997, the Company had repurchased 45,000 shares of Common Stock. See "Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)             Exhibits

               EXHIBIT
                NUMBER                       DESCRIPTION
               -------                       -----------
                    3.1  Restated Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated
                         October 25, 1996, filed with the Securities and Exchange
                         Commission (the Commission) on November 12, 1996.



               EXHIBIT
                NUMBER                       DESCRIPTION
               -------                       -----------
                    3.2  Bylaws.  Incorporated by reference to Exhibit 3.2 to the
                         Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                    10   Letter Agreement, dated May 7, 1997, among Coutts & Co., Berliner
                         Bank A.G. London Branch and Overseas Filmgroup, Inc. amending that certain Restated and Amended Syndication Agreement dated as of October 31, 1996 among Coutts & Co., Berliner Bank A.G. London
                         Branch, Overseas Filmgroup, Inc. and Entertainment/Media
                         Acquisition Corporation.  Filed herewith.

                    27   Financial Data Schedule (Filed electronically only).  Filed herewith.

           (b) The following reports on Form 8-K and 8-K/A were filed by the Company during the quarter ended March 31, 1997.

               Current Report on Form 8-K, dated February 24, 1997, filed by the Company with the Commission on February 25, 1997, regarding, in accordance with the Private Securities Litigation Reform Act of 1995, certain risks and uncertainties associated with the business of the Company. Such report included Item 5 (Other Events).

               Form 8-K/A, Amendment No.1, filed by the Company with the Commission on March 21, 1997 amending Item 8 of the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OVERSEAS FILMGROUP, INC.


May 14, 1997                 By:  /s/ William F. Lischak
                                 ----------------------------
                                 William F. Lischak
                                 Chief Financial Officer,
                                 Chief Operating Officer and
                                 Secretary, signing both in his capacity as an executive officer of the Registrant duly authorized to sign on behalf of the Registrant and as Chief Financial Officer of the Registrant.

                    EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION                                                      PAGE NO.
-------                     -----------                                                      --------
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

10             Letter Agreement, dated May 7, 1997, among Coutts & Co., Berliner Bank A.G.
               London Branch and Overseas Filmgroup, Inc. amending that certain Restated
               and Amended Syndication Agreement dated as of October 31, 1996 among Coutts
               & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and
               Entertainment/Media Acquisition Corporation.  Filed herewith.

 27            Financial Data Schedule (Filed electronically only).  Filed herewith.
