Form 10-Q
period 1997-06-30
OVERSEAS FILMGROUP INC
filed 1997-08-14
CIK 917079

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(MARK ONE)



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ___________.

                            COMMISSION FILE NUMBER 0-25308

                             OVERSEAS FILMGROUP, INC.
                (Exact name of Registrant as specified in its charter)

                    DELAWARE                      13-3751702
                (State or other                (I.R.S. Employer
        jurisdiction of incorporation          Identification No.)
                or organization)


           8800 SUNSET BLVD., THIRD FLOOR, LOS ANGELES, CA           90069
           (Address of principal executive offices)                (zip code)

         Registrant's telephone number, including area code:  (310) 855-1199


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -----   -----

                 The number of shares of Common Stock outstanding as of
                           August 13, 1997 was 5,732,778.

                                OVERSEAS FILMGROUP, INC.

                                        INDEX





                            PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements

               Consolidated Balance Sheets --
               December 31, 1996 and June 30, 1997 (unaudited)                3

               Consolidated Statements of Operations (unaudited)
               for the three and six months ended June 30, 1996 and
               June 30, 1997                                                  4

               Consolidated Statements of Cash Flows (unaudited)
               for the six months ended June 30, 1996 and June 30, 1997       5

               Notes to Consolidated Financial Statements (unaudited)         6

Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

         Signature                                                           17

PART I.  FINANCIAL INFORMATION


                             OVERSEAS FILMGROUP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,   DECEMBER 31,
                                                                        1997          1996
                                                                      ---------   ------------
                                                                     (UNAUDITED)
                                                  ASSETS:
Cash and cash equivalents                                             $  72,676     $  353,689
Restricted cash                                                         412,482         46,037
Accounts receivable, net of allowance for doubtful
    accounts of $1,000,000                                           11,881,428     10,728,239
Related party receivable                                                413,000        413,000
Film costs, net of accumulated amortization                          31,988,742     28,358,324
Fixed assets, net of accumulated depreciation                           482,140        557,127
Other assets                                                            392,099        347,269
                                                                  -------------  -------------
    Total assets                                                  $  45,642,567  $  40,803,685
                                                                  -------------  -------------
                                                                  -------------  -------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                              $  2,188,025   $  2,623,084
Payable to producers                                                  5,419,997      3,712,812
Note payable to shareholders                                          1,955,440      2,085,886
Notes payable                                                        22,133,231     16,607,137
Deferred income taxes                                                 2,450,000      3,030,000
Deferred revenue                                                        293,500        553,000
                                                                  -------------  -------------
    Total liabilities                                                34,440,193     28,611,919
                                                                  -------------  -------------
Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares authorized;
    5,777,778 issued                                                      5,778          5,778
Additional paid-in capital                                           10,652,731     10,652,731
Retained earnings                                                       630,599      1,533,257
Treasury stock at cost, 45,000 shares                                   (86,734)            -
                                                                  -------------  -------------
    Total shareholders' equity                                       11,202,374     12,191,766
                                                                  -------------  -------------
    Total libilities and shareholders' equity                     $  45,642,567  $  40,803,685
                                                                  -------------  -------------
                                                                  -------------  -------------

                       See Notes to Consolidated Financial Statements.

                         OVERSEAS FILMGROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATION INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   -------------------------
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----
Revenues                                       $  4,037,514   $  9,229,284  $  10,198,709  $  15,751,970
Expenses:
    Film costs                                    4,808,324      7,311,313      9,682,030     12,506,663
    Selling, general and administrative           1,040,426        906,650      1,948,570      1,662,152
                                               ------------   ------------  -------------  -------------
         Total expenses                           5,848,750      8,217,963     11,630,600     14,168,815
                                               ------------   ------------  -------------  -------------
(Loss) income from operations                    (1,811,236)     1,011,321     (1,431,891)     1,583,155

Other income (expense):
    Interest income                                     421          3,564        165,147          8,454
    Interest expense                                (82,893)       (56,718)      (166,879)       (32,838)
    Other income                                     30,801         44,257         48,884        104,291
                                               ------------   ------------  -------------  -------------
         Total other income (expense)               (51,671)        (8,897)        47,152         79,907
                                               ------------   ------------  -------------  -------------
Income before income taxes                       (1,862,907)     1,002,424     (1,384,739)     1,663,062
Income tax (benefit) provision                     (654,217)        86,130       (482,081)       122,638
                                               ------------   ------------  -------------  -------------
Net (loss) income                             $  (1,208,690)    $  916,294    $  (902,658)  $  1,540,424
                                               ------------   ------------  -------------  -------------
                                               ------------   ------------  -------------  -------------
(Loss) per share                                   $  (0.21)                     $  (0.16)
                                               ------------                 -------------
                                               ------------                 -------------
Pro forma data
    Income before income taxes and additional
         Interest expense                                        1,002,424                     1,663,062
    Additional interest expense                                     34,896                        86,987
                                                              ------------                 -------------
    Income before income taxes                                     967,528                     1,576,075
    Income tax provision                                           348,311                       567,387
                                                              ------------                 -------------
Pro forma net income                                            $  619,217                 $  1,008,688
                                                              ------------                 -------------
                                                              ------------                 -------------

Pro forma earnings  per share                                      $  0.15                       $  0.24
                                                              ------------                 -------------
                                                              ------------                 -------------
Weighted average number of common
    shares outstanding                            5,747,778      4,177,778      5,762,778      4,177,778
                                               ------------   ------------  -------------  -------------
                                               ------------   ------------  -------------  -------------

                     See Notes to Consolidated Financial Statements.

                                OVERSEAS FILMGROUP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                         1997         1996
                                                                         ----         ----
Cash flows from operating activities:
  Net (loss )income                                               $  (902,658)  $  1,540,424
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities -
    Amortization of film costs                                        9,360,188     12,283,939
    Depreciation of fixed assets                                         80,211         66,449
  Change in assets and liabilities -
    (Increase) in accounts receivable                                (1,153,189)    (2,833,371)
    (Decrease) in other receivables                                           0        239,522
     (Increase) in other assets                                         (44,830)      (331,531)
     (Decrease) increase in accounts payable
      and accrued expenses                                             (435,059)     1,285,350
    Increase (decrease) in payable to producers                       1,707,185     (1,269,577)
     (Decrease) in deferred income taxes payable                       (580,000)             0
     (Decrease) in deferred revenue                                    (259,500)      (301,300)
                                                                    -----------    -----------
      Net cash provided by operating activities                       7,772,348     10,679,905
                                                                    -----------    -----------

Cash flows from investing activities:
    Additions to film costs                                         (12,990,607)   (22,262,774)
    Purchase of fixed assets                                             (5,224)      (105,007)
                                                                    -----------    -----------
      Net cash used in investing activities                         (12,995,831)   (22,367,781)
                                                                    -----------    -----------

Cash flows from financing activities:
    Net borrowings under credit facilities                            5,526,094      9,591,270
    Payment on note payable to shareholders                            (130,446)             0
    Purchase of treasury stock                                          (86,734)             0
    Distributions to shareholders                                             0       (344,800)
                                                                    -----------    -----------
     Net cash provided by financing activities                        5,308,914      9,246,470
                                                                    -----------    -----------
Net increase (decrease) in cash                                          85,431     (2,441,406)
Cash, cash equivalents and restricted cash
    at beginning of period                                              399,726      2,566,599
                                                                    -----------    -----------

Cash, cash equivalents and restricted cash
    at end of period                                                 $  485,157     $  125,193
                                                                    -----------    -----------
                                                                    -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                   $ 1,096,537     $  786,710
                                                                    -----------    -----------
                                                                    -----------    -----------
         Income taxes                                                  $  4,800      $  55,000
                                                                    -----------    -----------
                                                                    -----------    -----------
         Foreign withholding taxes                                    $  97,919      $  82,638
                                                                    -----------    -----------
                                                                    -----------    -----------

                           See Notes to Consolidated Financial Statements.

                              OVERSEAS FILMGROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Consolidated Financial Statements").

     Certain reclassifications have been made to amounts reported in prior periods to conform with the current period presentation.


II. On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including at June 30, 1996 and for the three and six months then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates. Until the Merger, Pre-Merger Overseas operated as an S Corporation for federal (but not state) income tax purposes under Sub-chapter S of the Internal Revenue Code. As a result of the Merger, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for both federal and state income taxes from that date forward.

     Pro forma net income reflects pro forma interest expense on a $2,000,000 promissory note issued in the Merger to the stockholders of Pre-Merger Overseas, and assumed to be outstanding as of January 1, 1995, and a pro forma income tax provision, using an effective income tax rate of 36%, to account for the estimated income tax expense of the Company as if it had been subject to federal as well as state income taxes at the corporate level for the period. Pro forma net income per share has been computed using the weighted average common shares outstanding of 4,177,778 for the quarter and six month period ended June 30, 1996. Such pro forma shares outstanding have been computed as the weighted average, as applicable, of 3,177,778 shares reflecting the recapitalization of common stock as a result of the Merger and 1,000,000 shares representing the number of new shares that would have to be issued at the October 30, 1996 market price of $5.20 per share to pay pro forma distributions of $3,500,000 representing actual Pre-Merger distributions, $1,500,000 representing cash consideration received by the stockholders of Pre-Merger Overseas in the Merger and $200,000 representing accrual of an estimated distribution to reimburse the stockholders of Pre-Merger Overseas for federal income taxes payable for S corporation years pursuant to an agreement entered into in connection with the Merger. Historical earnings per share has not been presented in view of the prior periods S corporation status.

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

                               OVERSEAS FILMGROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (Continued)


III. Film costs consist of the following:

                                                              JUNE 30, 1997   DECEMBER 31, 1996
                                                              -------------   -----------------
    Films in release, net of accumulated amortization         $ 26,737,816      $  25,838,106
    Films not yet available for release                          4,901,935          2,520,218
                                                              -------------   -----------------
                                                              $ 31,639,751       $ 28,358,324
                                                              =============   =================

IV. The Company and the two-bank syndicate of lenders under the Company's Credit Facility have amended the Credit Facility to extend the date of the annual review and the expiration of the commitment to lend under the Credit Facility, which was originally scheduled to expire on May 9, 1997, to September 30, 1997. In addition, the Company is in discussions with the two-bank syndicate to obtain an increase in availability under the Operating Facility portion of the Credit Facility of up to approximately $1.8 million and a concurrent reduction in the availability under the Film Facilities portion of the Credit Facility up to a like amount, maintaining the total Credit Facility availability at $27,000,000. In connection with such restructuring of the Credit Facility, the Company anticipates that Robert Little and Ellen Little, the majority stockholders of the Company, would agree to defer payments under the $2,000,000 Note they received in the Merger for a period of time to be agreed upon by the lenders, the Company, Ms. Little and Mr. Little (but anticipated to be no earlier than when borrowings under the Operating Facility return to the original availability limit of $5,000,000). See Liquidity and Capital Resources under Item 2.

V. As of June 30, 1997, the Company is committed under agreements with certain sub-distributors to spend an aggregate of $477,339 for prints and advertising on motion pictures scheduled to be released in the domestic theatrical market. Additionally, the Company is committed under various acquisition agreements to pay minimum guarantees of $6,850,965 contingent upon delivery of the respective films to the Company. During the quarter ended June 30, 1997, the Company repurchased 45,000 shares of its outstanding common stock for a total of $86,734 in connection with a share repurchase program under which the repurchase, at management's discretion, of up to 75,000 shares has been authorized. This transaction has been reflected on the financial statements for the quarter ended June 30, 1997, as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE COMPANY WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE COMPANY'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE COMPANY CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE COMPANY, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE COMPANY, THE COMPANY'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING
(I) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (II) THE COMPANY'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE COMPANY'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE COMPANY IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE COMPANY MAY INCREASE IN THE FUTURE. AS THE MOTION PICTURE BUSINESS AND THE COMPANY'S OPERATIONS ARE SUBJECT TO NUMEROUS UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS (IN ADDITION TO THOSE RISKS DESCRIBED ABOVE), THE FINANCING REQUIREMENTS OF VARIOUS FILM PROJECTS, THE UNPREDICTABILITY OF AUDIENCE RESPONSE TO COMPLETED FILMS, COMPETITION FROM COMPANIES WITHIN THE MOTION PICTURE INDUSTRY AND IN OTHER ENTERTAINMENT MEDIA (MANY OF WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL AND OTHER RESOURCES THAN THE COMPANY), AND THE RELEASE SCHEDULE OF COMPETING FILMS, NO ASSURANCE CAN BE GIVEN THAT THE COMPANY'S ACQUISITION, PRODUCTION, FINANCING AND DISTRIBUTION GOALS AND STRATEGIES AS DESCRIBED HEREIN WILL BE ACHIEVED. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

   On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including at June 30, 1996 and for the quarter then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

   Reveunes decreased by $5,191,770 (56.3%) to $4,037,514 for the quarter ended June 30, 1997 from $9,229,284 for the quarter ended June 30, 1996. The decrease in revenues was due in part to timing of revenue recognition under applicable accounting standards and the nature of the films first available for distribution in the quarter ended June 30, 1997 compared to those films first available for distribution in the comparable period in 1996. In situations where the Company licenses distribution rights of a particular film to sub-distributors, prior to the availability of the motion picture, in exchange for a minimum guaranteed payment ("pre-sales"), the pre-sales are not recognized. Instead, the pre-sales are recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. For the quarter ended June 30, 1996, of the 6 films first available for distribution, three films became available with an aggregate of $6,920,450 in pre-sales. By comparison, for the quarter ended June 30, 1997 one film became available with $270,000 in pre-sales. The decrease in revenues also resulted from decreased revenues generated by the Company's domestic theatrical releasing operation, First Look Pictures (approximately $704,422 for the quarter ended June 30, 1996 compared to approximately $71,452 for the quarter ended June 30, 1997), and an increasing preference of retail video stores and video subdistributors in the United States and internationally for films which have achieved significant theatrical box-office success.

   Film costs as a percentage of revenues increased to 119.1% for the three months ended June 30, 1997, compared to 79.2% for the three months ended June 30, 1996. The increase is primarily due to the write down in the quarter ended June 30, 1997, of an aggregate of approximately $1,133,403 to net realizable value of various films including THE DESIGNATED MOURNER ($718,400), JOHNS ($229,506), and JERUSALEM ($111,696). In addition, generally lower margins were realized on films generating the greatest share of revenue during the three months ended June 30, 1997 compared to the three months ended June 30, 1996. These lower margins were in part the result of the worldwide weakened video demand for films which have not achieved significant box office success. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

   Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $133,776 (14.8%) to $1,040,426 for the quarter ended June 30, 1997 from $906,650 for the quarter ended June 30, 1996. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to increased expenses related to the Company being a publicly held company including increased legal and accounting expenses, increased state franchise taxes and increased compensation paid to personnel in the quarter ended June 30, 1997 over that of the comparable period in the prior year, including the increased salaries of the Co-Chief Executive Officers compared to their salaries in the comparable period when the company was a private company taxed as an "S-Coproration." The increases were partially offset by savings in areas of bad debt expense and consulting fees. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

   As a result of the above, the Company had a loss, before tax benefit, for the quarter ended June 30, 1997 of $1,862,907 compared to income, before taxes, of $1,002,424 for the quarter ended June 30, 1996.

   The Company recognized a tax benefit of $654,217 for the quarter ended June 30, 1997 resulting from the expected future tax benefit of recognizing the reported loss for such period for tax purposes. The tax benefit is calculated assuming an effective tax rate of 35% and further reflects the expected benefit of utilizing foreign tax credits in future periods. Pre-Merger Overseas was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes in 1996 through the date of the Merger.

   As a result of the above, the Company had a net loss for the quarter ended June 30, 1997 of $1,208,690 compared to pro forma net income for the quarter ended June 30, 1996 of $619,217. Pro forma income for the quarter ended June 30, 1996 gives effect to the termination of S Corporation status as if it had occurred on January 1, 1995 and the issuance of a $2,000,000 promissory note (the "Merger Note") in the Merger to two stockholders of Pre-Merger Overseas (Ellen Dinerman Little, Co-Chairman of the Board, Co-Chief Executive Officer and President of the Company, and Robert B. Little, Co-Chairman of the Board and Co-Chief Executive Officer of the Company, who together also beneficially own approximately 51.5% of the Company's issued and outstanding common stock), by giving effect to a pro forma effective tax rate of 35% and to assumed additional interest expense relating to the Merger Note. See Note II of the "Notes to Consolidated Financial Statements" contained herein.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   Revenues decreased by $5,553,261 (35.3%) to $10,198,709 for the six months ended June 30, 1997 from $15,751,970 for the six months ended June 30, 1996. The decrease in revenues was due in part to timing of revenue recognition under applicable accounting standards and the nature of films first available for distribution in the six months ended June 30, 1997 compared to those films first available for distribution in the comparable period in 1996 (as more fully described above under the RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996). The decrease in revenues also resulted from decreased revenues generated by the Company's domestic theatrical releasing operation, First Look Pictures (approximately $1,110,633 for the six months ended June 30, 1996 compared to approximately $190,925 for the six months ended June 30, 1997), and an increasing preference of retail video stores and video subdistributors in the United States and internationally for films which have achieved significant theatrical box-office success.

   Film costs as a percentage of revenues increased to 94.9% for the six months ended June 30, 1997, compared to 79.4% for the six months ended June 30, 1996. The increase is primarily due to the write- down in the six months ended June 30, 1997 of an aggregate of approximately $1,198,964 to net realizable value of various films including THE DESIGNATED MOURNER ($718,400), JOHNS ($229,506) and JERUSALEM ($111,696). In addition, generally lower margins were realized on films generating the greatest share of revenue during the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

   Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $286,418 (14.8%) to $1,948,570 for the six months ended June 30, 1997 from $1,662,152 for the six months ended June 30, 1996. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to increased personnel and expenses related to the Company being a publicly held company including increased legal and accounting expenses, increased state franchise taxes and increased compensation paid to personnel in the quarter ended June 30, 1997 over that of the comparable period in the prior year, including the increased salaries of the Co-Chief Executive Officers compared to their salaries in the comparable period in the prior year when the company was a private company taxed as an "S-Corporation." The increases were partially offset by savings in areas of bad debt expense and consulting fees.

   As a result of the above, the Company had a loss, before tax benefit, for the six months ended June 30, 1997 of $1,384,739 compared to income, before taxes, of $1,663,062 for the six months ended June 30, 1996.

   The Company recognized a tax benefit of $482,081 for the six months ended June 30, 1997 resulting from the expected future tax benefit of recognizing the reported loss for such period for tax purposes. The tax benefit is calculated assuming an effective tax rate of 36% and further reflects the expected benefit of utilizing foreign tax credits in future periods.

   As a result of the above, the Company had a net loss for the six months ended June 30, 1997 of $902,658 compared to pro forma net income for the six months ended June 30, 1996 of $1,008,688. Pro forma income for the six months ended June 30, 1996 gives effect to the termination of S Corporation status as if it had occurred on January 1, 1995 and the issuance of the Merger Note, by giving effect to a pro forma effective tax rate of 35% and to assumed additional interest expense relating to the Merger Note. See Note II of the "Notes to Consolidated Financial Statements" contained herein.

LIQUIDITY AND CAPITAL RESOURCES

   In light of the disappointing results of recent films acquired by the Company and the loss incurred by the Company in the quarter ended June 30, 1997, the Board of Directors and management are in the process of assessing the Company's operations, and business goals and strategies and have begun to implement certain changes in such operations and strategies. As further described below, such changes include certain changes in the Company's strategies regarding the acquisition of distribution rights, the financing of motion picture production, and the distribution of motion pictures. In addition, to address an anticipated need by the Company for additional liquidity occasioned by the disappointing worldwide performance of recent films acquired by the Company and the maturing of various film facilities under the Company's revolving credit facility (the "Credit Facility"), the Company is in discussions with the lenders under the Company's revolving credit facility (the "Credit Facility") to restructure the Credit Facility in certain respects and such lenders have also agreed in principle, subject to formal documentation, to extend the maturities of certain film facilities under the Credit Facility. In addition, as described below, Ms. Little and Mr. Little have agreed to defer certain payments to them under the Merger Note.

   The Credit Facility is governed by an agreement (the "Syndication Agreement") with two lenders - Coutts & Co., as an agent and lender, and Berliner Bank A.G. London Branch, as a lender (collectively, the "Lenders"). The Syndication Agreement, which is secured by substantially all of the assets of the Company and its subsidiaries, presently provides for total borrowings of $27,000,000, of which presently up to $5,000,000 may be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 may be borrowed to fund the acquisition of motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

   The Company borrows funds under Film Facilities on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. The Lenders must approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities are also available to be issued as letters of credit or bank guarantees. As of June 30, 1997, an aggregate of approximately $21,408,231 was outstanding under the Film Facilities and Operating Facility at an average interest rate on the outstanding amounts of approximately 8.6875% per annum. $1,000,000 in face amount of letters of credit have also been issued under the Loan Facility to secure a line of credit that the Company has received from City National Bank (under which $725,000 was outstanding at June 30, 1997 bearing interest at 7.25% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

   Amounts outstanding under the Operating Facility must be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement is reviewed by the Lenders on an annual basis and was scheduled to expire on May 9, 1997, the date of the annual review. The Company and the Lenders have amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement to September 30, 1997.

   In addition, the Lenders and the Company are in discussions regarding extending the commitment to lend from September 30, 1997 to June 30, 1998. The Company is also in discussions with the Lenders for the Lenders to make up to an additional approximately $1,800,000 available under the Operating Facility with a corresponding equivalent reduction (as such additional availability under the Operating Facility is utilized) of up to $1,800,000 of availability under the Film Facilities. The Company anticipates that as part of any such changes to the Credit Facility the Company would agree to additional covenants and other requirements, including additional restrictions on use of the Operating Facility and Film Facilities and additional reporting requirements to the Lenders. The Company also anticipates that any such restructuring of the Credit Facility would be subject to various conditions including the execution of a definitive agreement amending the Syndication Agreement, the delivery to the Lenders of a library valuation meeting the requirements of the Syndication Agreement, and the deferral of monthly payments under the Merger Note for a period of time to be agreed upon by the Lenders, the Company, Ms. Little and Mr. Little (but anticipated to be no earlier than when borrowing under the Operating Facility return to the original availability limit of $5,000,000). The Merger Note is payable monthly over a five year period beginning on the date of the Merger, bears interest at the rate of 9% per annum and is secured by substantially all of the Company's assets (but subordinate to the security interest of Coutts and Berliner). As of June 30, 1997, an aggregate of $1,823,730 in principal and accrued interest was outstanding under the Merger Note. The Lenders have not, as of August 14, 1997, committed to any such restructuring of the Credit Facility, and no assurances can be given that any such restructuring of the Credit Facility will be obtained by the Company, or if obtained, will necessarily be on the terms described above.

   As of June 30, 1997, an aggregate of $16,515,919 in principal and interest was outstanding under Film Facilities, including an aggregate of approximately $10,663,880 in principal and accrued interest under eight Film Facilities which have matured or are scheduled to mature prior to June 30, 1998. In addition to the Commitment to amend the Credit Facility, the Company and the Lenders have agreed in principle, subject to formal documentation, to extend the maturity of four Film Facilities (under which an aggregate of $6,427,578 in principal and accrued interest was outstanding as of June 30,
1997) which have matured or would otherwise mature prior to June 30, 1996. As part of such extensions, the Company will make monthly payments of principal agreed to by the Lenders.

   As further described below, the Company presently intends to alter the frequency in which it engages in various acquisition and distribution arrangements. The Company is sometimes appointed as the sales agent for a particular motion picture to license, on behalf of the rights owner, distribution rights in the film to various distributors for exploitation on a territory-by-territory basis, in exchange for a sales agency fee. In such circumstances, the Company generally advances limited funds toward the marketing and distribution of the film. In some circumstances, the Company acts in much the same manner as a sales agent but, rather than licensing or selling distribution rights to a film to a third party on behalf of the rights owner, the Company itself licenses distribution rights to the film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media. In both a sales agency arrangement and the distribution arrangement described above (referred to by the Company as "straight distribution"), the amounts payable by the Company to the rights owner depend upon the success of the Company in distributing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company will sometimes agree to pay the rights owner a minimum guaranteed payment that is independent of the financial performance of the film. The rights owner may also receive additional payments as a result of the Company's exploitation of the distribution rights to the film. At times the minimum guarantee paid by the Company may represent, in amount, all or a substantial portion of the film's production costs. In those circumstances, the Company generally receives worldwide distribution rights in all media and generally will also obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture. The Company also may produce certain film projects itself through various production companies controlled by the Company and to which the Company provides all or substantially all of the production funds through various financing arrangements such as minimum guarantee commitments and negative pickups. In addition to licensing motion picture distribution rights to various subdistributors, the Company also engages directly in domestic theatrical distribution through First

Look Pictures, and, in connection therewith, sometimes commits to spend a minimum amount for prints and advertising costs associated with the films being released.

   During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films exclusive of films where the Company acquires re-issue rights. The Company intends to increasingly emphasize the acquisition of worldwide rights. The Company further intends to act as a sales agent or engage in "straight distribution" more frequently in the next twelve months than in the past year, including under arrangements known as "gap financing" whereby a financial institution provides certain financing to the company producing the film based upon the Company's estimate, as sales agent for the film, of the value of unsold distribution rights to the film. The Company also presently intends to reduce the number of films for which it provides minimum guarantees which represent the majority of the final production costs of a film or for which the Company otherwise finances all or substantially all of the film's production costs. Rather, the Company currently plans to increasingly participate in co-financing arrangements whereby the Company, in combination with other equity providers (including producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers), commits to fund a portion of a particular film's total production costs. In addition, the Company plans to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to production costs through gap financing, co-production arrangements or other arrangements as described above. The Company also intends to further develop relationships with major studios (for example, the Company recently concluded an executive producing arrangement with The Walt Disney Company in conjunction with The Kennedy/Marshall Company, for development and production of a film based upon rights acquired by the Company) and to expand its television sales efforts in order to generate additional revenues from the Company's releases, including films which have not been theatrically released and for which there is diminished demand on the part of video retailers and subdistributors. As the Company's domestic video output agreement with BMG Video was not extended, the Company is currently licensing domestic video rights to films on a film-by-film basis. The Company is currently in discussions with other companies regarding a domestic video output arrangement. As part of the planned changes in its operational strategy, the Company has also begun to implement certain reductions in overhead.

   As of June 30, 1997, the Company had cash and cash equivalents of $72,676 compared to cash and cash equivalents of $353,689 as of December 31, 1996.
The difference reflects normal fluctuations in the Company's collections. Additionally, at June 30, 1997, the Company had restricted cash of $412,482 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1996, was $46,037.

   In addition to the Company's obligations reflected on the balance sheet as of June 30, 1997, as of such date the Company had contractual obligations for advances, minimum guarantee payments, and prints and advertising spending of $7,328,304 contingent upon completion and delivery of certain motion pictures. The Company also has guaranteed a $325,000 loan from a bank to Neo Motion Pictures, the balance of which at June 30, 1997 was approximately $242,689 in principal and accrued interest. As of June 30, 1997, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $293,500.

   The Company believes that its existing capital, funds from operations, and borrowings under the Credit Facility (assuming the Lenders and the Company agree to a restructuring of the Credit Facility as described above) will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that the Credit Facility is not restructured in the manner described above, or the maturities of the four Film Facilities described above are not extended, the Company will need to significantly reduce its currently planned level of acquisition and distribution activities and overhead and will likely need to obtain additional sources of capital, including a replacement credit facility. There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable, as the Securities and Exchange Commission phase-in date for this Item has not yet occurred.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company is not, as of August 14, 1997, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


             EXHIBIT
              NUMBER                DESCRIPTION
             -------                -----------
               3.1       Restated Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K,
                              dated October 25, 1996, filed with the Securities and
                              Exchange Commission (the "Commission") on November 12, 1996.

               3.2       Bylaws.  Incorporated by reference to Exhibit 3.2 to the
                              Company's Current Report on Form 8-K, dated October 25,
                              1996, filed with the Commission on November 12, 1996.

               27        Financial Data Schedule (Filed electronically only).  Filed herewith.



 (a) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OVERSEAS FILMGROUP, INC.


August 14, 1997                         By:  /s/William F. Lischak
                                             ------------------------
                                             William F. Lischak
                                             Chief Financial Officer,
                                             Chief Operating Officer and
                                             Secretary, signing both in
                                             his capacity as an
                                             executive officer of the
                                             Registrant duly authorized
                                             to sign on behalf of the
                                             Registrant and as Chief
                                             Financial Officer of the
                                             Registrant.

                                         EXHIBIT INDEX

EXHIBIT
 NUMBER                                    DESCRIPTION                                        PAGE NO.
-------                                    -----------                                        ----
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


27                  Financial Data Schedule (Filed electronically only).  Filed herewith.
