Form 10-K405/A
period 1996-12-31
OVERSEAS FILMGROUP INC
filed 1997-08-19
CIK 917079

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

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

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.                        /x/

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

                         DOCUMENTS INCORPORATED BY REFERENCE
          NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III

OVERSEAS FILMGROUP, INC. (THE "COMPANY") HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 IN ORDER TO REFILE TWO EXHIBITS (EXHIBITS 10.25 AND 10.26 AS DESCRIBED UNDER ITEM 14 SET FORTH BELOW) FOR WHICH CONFIDENTIAL TREATMENT HAS BEEN GRANTED IN ACCORDANCE WITH THE APPLICABLE REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)1.     INDEX TO FINANCIAL STATEMENTS
                                                                     Page(s) in
                                                                     Form 10-K
                                                                     ---------
              Report of Independent Accountants..........................F-1


              Consolidated Financial Statements:


              Consolidated Balance Sheets - December 31, 1995 and
                   1996..................................................F-2


              Consolidated Statements of Income - Years Ended
                   December 31, 1994, 1995 and 1996......................F-3


              Consolidated Statements of Shareholders' Equity - Years
                   Ended December 31, 1994, 1995 and 1996................F-4


              Consolidated Statements of Cash Flows - Years Ended
                   December 31, 1994, 1995 and 1996......................F-5

              Notes to Consolidated Financial Statements ................F-6

    (a)2.      INDEX TO FINANCIAL STATEMENTS SCHEDULES


              The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)3.      EXHIBITS

                              EXHIBIT
                              NUMBER              DESCRIPTION
                              ------              -----------

                    2.1    Agreement of Merger among the Company, Pre-Merger
                             Overseas, and Ellen Dinerman Little and Robert B. Little, dated as of July 2, 1996. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

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

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

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

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

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

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

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

                    10.20  Overseas Filmgroup, Inc. 1996 Basic Stock Option and
                            Stock Appreciation Rights Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

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

                    10.25  Restated and Amended Syndication Agreement dated as of October 31, 1996, among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Filed herewith.+

                    10.26  Video Distribution Agreement dated March 15, 1996,
                            between the Company and BMG Video. Filed herewith.+

                    10.27  Loan Out Agreement dated as of March 11, 1996 between the Company and BLAH, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    10.28  Agreement dated as of September 12, 1996, between the
                            Company and Racing Pictures s.r.l. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    10.29  Option Agreement dated as of September 13, 1996,
                            between Robert B. Little and the Company.
                            Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    EXHIBIT
                    NUMBER              DESCRIPTION
                    ------              -----------

                    10.30  Overseas Filmgroup Lease Agreement dated April 21,
                            1987,as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    21     Subsidiaries of the Registrant. Incorporated by
                            reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    23     Consent of Price Waterhouse LLP. Incorporated by
                            reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    27     Financial Data Schedule. Incorporated by reference to
                            the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


____________
+   Confidential treatment has been granted for portions of such exhibit which have been filed separately with the Commission pursuant to an application for confidential treatment.

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

                                  Dated: August 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                      TITLE                        DATE
        ---------                      -----                        ----

/s/ Ellen Dinerman Little

  Ellen Dinerman Little    Co-Chairman of the Board of          August 4, 1997
                           Directors, Co-Chief Executive
                           Officer, and President (Co-Principal
                           Executive Officer)

/s/ Robert B. Little

  Robert B. Little         Co-Chairman of the Board of          August 4, 1997
                           Directors and Co-Chief Executive
                           Officer (Co-Principal Executive
                           Officer)

/s/ William F. Lischak

  William F. Lischak       Chief Operating Officer, Chief       August 4, 1997
                           Financial Officer, Secretary, and
                           Director (Principal Financial and
                           Accounting Officer)

/s/ Stephen K. Bannon

  Stephen K. Bannon        Director                             August 4, 1997

/s/ Alessandro Fracassi

  Alessandro Fracassi      Director                             August 4, 1997

/s/ Jeffrey A. Rochlis

  Jeffrey A. Rochlis       Director                             August 4, 1997

/s/ Scot K. Vorse

   Scot K. Vorse           Director                             August 4, 1997