Form 10-Q
period 1997-09-30
OVERSEAS FILMGROUP INC
filed 1997-11-14
CIK 917079

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

    (MARK ONE)



    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                        OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ______ TO ___________.

                         COMMISSION FILE NUMBER 0-25308

                            OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                              13-3751702
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


       8800 SUNSET BLVD., THIRD FLOOR, LOS ANGELES, CA           90069
           (Address of principal executive offices)            (zip code)

      Registrant's telephone number, including area code:  (310) 855-1199


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
     ---    ---



     The number of shares of Common Stock outstanding as of November 13, 1997 was 5,732,778.

                              OVERSEAS FILMGROUP, INC.

                                        INDEX

                            PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets --
         December 31, 1996, and September 30, 1997 (unaudited)              3

         Consolidated Statements of  Operations (unaudited)
         for the three and nine months ended September 30, 1996
         and September 30, 1997                                             4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1996
         and September 30, 1997                                             5

         Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14


                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signature                                                         16

                            PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                OVERSEAS FILMGROUP, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                             1997            1996
                                                                          -------------  ------------
                                                                           (UNAUDITED)
                              ASSETS:
Cash and cash equivalents............................................          $2,833       $353,689
Restricted cash......................................................         162,326         46,037
Accounts receivable, net of allowance for doubtful
  accounts of $1,000,000.............................................      13,700,298     10,728,239
Related party receivable.............................................         413,000        413,000
Film costs, net of accumulated amortization..........................      32,175,353     28,358,324
Fixed assets, net of accumulated depreciation........................         446,817        557,127
Other assets.........................................................         450,728        347,269
                                                                          -----------    -----------
     Total assets....................................................     $47,351,355    $40,803,685
                                                                          -----------    -----------
                                                                          -----------    -----------

              LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses................................      $2,378,598     $2,623,084
Payable to producers.................................................       4,656,041      3,712,812
Notes payable to related parties.....................................       1,958,709      2,085,886
Notes payable........................................................      23,603,323     16,607,137
Deferred income taxes................................................       2,624,246      3,030,000
Deferred revenue.....................................................         493,123        553,000
                                                                          -----------    -----------
     Total liabilities...............................................      35,714,040     28,611,919
                                                                          -----------    -----------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
  Authorized, 0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares authorized;
  5,777,778 issued...................................................           5,778          5,778
Additional paid-in capital...........................................      10,652,731     10,652,731
Retained earnings....................................................       1,065,540      1,533,257
Treasury stock at cost, 45,000 shares                                         (86,734)            --
                                                                          -----------    -----------
     Total shareholders' equity......................................      11,637,315     12,191,766
                                                                          -----------    -----------
         Total liabilities and shareholders' equity..................     $47,351,355    $40,803,685
                                                                          -----------    -----------
                                                                          -----------    -----------

        The accompanying notes are an integral part of these statements

                             OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER  30,                SEPTEMBER  30,
                                                       -------------------------     ---------------------------
                                                          1997           1996           1997           1996
                                                       ----------     ----------     -----------     -----------
Revenues.........................................      $6,089,176     $5,003,263     $16,287,885     $20,755,233
Expenses:
  Film costs.....................................       4,472,995      3,573,757      14,155,024      16,080,420
  Selling, general and administrative............         940,254        928,382       2,888,824       2,590,533
                                                       ----------     ----------     -----------     -----------
    Total expenses...............................       5,413,249      4,502,139      17,043,849      18,670,953
                                                       ----------     ----------     -----------     -----------
Income (loss) from operations....................         675,927        501,124        (755,964)      2,084,280

Other income (expense):
  Interest income................................             938         38,343         166,086          46,797
  Interest expense...............................         (89,836)         9,732        (256,716)        (31,256)
  Other income...................................          92,564         39,487         141,448         153,528
                                                       ----------     ----------     -----------     -----------
    Total other income...........................           3,666         87,562          50,818         169,069
                                                       ----------     ----------     -----------     -----------
Income before income taxes.......................         679,593        588,686        (705,146)      2,253,348
Income tax provision (benefit)...................         244,653         60,406        (237,428)        183,044
                                                       ----------     ----------     -----------     -----------
Net income (loss)................................        $434,940       $528,280     $  (467,718)    $ 2,020,304
                                                       ----------     ----------     -----------     -----------
                                                       ----------     ----------     -----------     -----------

Net income (loss) per share......................           $0.08                         $(0.08)
                                                       ----------                    -----------
                                                       ----------                    -----------

Pro forma data:

  Income before income taxes and additional
    interest expense.............................                        588,686                       2,253,348
  Additional interest expense....................                         32,864                         104,685
                                                                      ----------                     -----------
  Income before income taxes.....................                        555,822                       2,148,703
  Income tax provision...........................                        200,096                         773,533
                                                                      ----------                     -----------
Pro forma net income.............................                     $  355,726                     $ 1,375,170
                                                                      ----------                     -----------
                                                                      ----------                     -----------

Pro forma net income per share...................                     $     0.09                     $      0.33
                                                                      ----------                     -----------
                                                                      ----------                     -----------

Weighted average number of common
  shares outstanding.............................      5,732,778      4,177,778        5,752,778       4,177,778
                                                       ----------     ----------     -----------     -----------
                                                       ----------     ----------     -----------     -----------

           The accompanying notes are an integral part of these statements

                            OVERSEAS FILMGROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                       1997               1996
                                                                    -----------        -----------
Cash flows from operating activities:
  Net (loss) income.............................................    $  (467,718)       $ 2,020,305
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities -
    Amortization of film costs..................................     13,377,759         16,976,232
    Depreciation of fixed assets................................        120,894             39,270
  Change in assets and liabilities -
    Increase in accounts receivable.............................     (2,972,059)        (2,438,344)
    Decrease in other receivables...............................              0            258,494
    Increase in other assets....................................       (103,459)          (726,506)
    (Decrease) increase in accounts payable
      and accrued expenses......................................       (244,486)           896,040
    Increase (decrease) in payable to producers.................        943,230         (2,515,975)
    (Decrease) increase in deferred income taxes payable........       (405,754)            50,000
    Decrease in deferred revenue................................        (59,877)          (839,800)
                                                                    -----------        -----------
      Net cash provided by operating activities.................     10,188,529         13,719,716
                                                                    -----------        -----------

Cash flows from investing activities:
  Additions to film costs.......................................    (17,194,786)       (27,892,093)
  Purchase of fixed assets......................................        (10,584)          (208,796)
                                                                    -----------        -----------
      Net cash used in investing activities.....................    (17,205,370)       (28,100,889)
                                                                    -----------        -----------

Cash flows from financing activities:
  Net borrowings under credit facilities........................      6,996,186         15,432,825
  Payment on notes payable to related parties...................       (127,177)                 0
  Purchase of treasury stock....................................        (86,734)                 0
  Distributions to shareholders.................................              0         (4,006,618)
                                                                    -----------        -----------
       Net cash provided by financing activities................      6,782,274         11,426,207
                                                                    -----------        -----------

Net decrease in cash............................................       (234,567)        (2,954,966)
Cash, cash equivalents and restricted cash
  at beginning of period........................................        399,726          2,566,599

Cash, cash equivalents and restricted cash
  at end of period..............................................    $   165,159        $  (388,366)
                                                                    -----------        -----------
                                                                    -----------        -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest....................................................    $ 1,720,229        $ 1,204,473
                                                                    -----------        -----------
                                                                    -----------        -----------
    Income taxes................................................    $     4,800        $    55,000
                                                                    -----------        -----------
                                                                    -----------        -----------
    Foreign withholding taxes...................................    $   165,126        $    82,638
                                                                    -----------        -----------
                                                                    -----------        -----------



           The accompanying notes are an integral part of these statements

                           OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

 NOTE I - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Consolidated Financial Statements").

    Certain reclassifications have been made to amounts reported in prior periods to conform with the current period presentation.

NOTE II - MERGER

       On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including at September 30, 1996 and for the three and nine months then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates. Until the Merger, Pre-Merger Overseas operated as an S Corporation for federal (but not state) income tax purposes under Sub-chapter S of the Internal Revenue Code. As a result of the Merger, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for both federal and state income taxes from that date forward.

Pro forma net income reflects pro forma interest expense on a $2,000,000 promissory note issued in the Merger to the stockholders of Pre-Merger Overseas, and assumed to be outstanding as of January 1, 1995, and a pro forma income tax provision, using an effective income tax rate of 36%, to account for the estimated income tax expense of the Company as if it had been subject to federal as well as state income taxes at the corporate level for the period. Pro forma net income per share has been computed using the weighted average common shares outstanding of 4,177,778 for the quarter and nine month period ended September 30, 1996. Such pro forma shares outstanding have been computed as the weighted average, as applicable, of 3,177,778 shares reflecting the recapitalization of common stock as a result of the Merger and 1,000,000 shares representing the number of new shares that would have to be issued at the October 30, 1996 market price of $5.20 per share to pay pro forma distributions of $3,500,000 representing actual Pre-Merger distributions, $1,500,000 representing cash consideration received by the stockholders of Pre-Merger Overseas in the Merger and $200,000 representing accrual of an estimated distribution to reimburse the stockholders of Pre-Merger Overseas for federal income taxes payable for S corporation years pursuant to an agreement entered into in connection with the Merger. Historical earnings per share has not been presented in view of the prior periods S corporation status.

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

                               OVERSEAS FILMGROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (Continued)

NOTE III - FILM COSTS

Film costs consist of the following:

                                                     SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                     ------------------    -----------------
  Films in release, net of
     accumulated amortization....................        $27,112,658          $25,838,106
  Films not yet available for release............          5,062,695            2,520,218
                                                         -----------          -----------
                                                         $32,175,353          $28,358,324
                                                         -----------          -----------
                                                         -----------          -----------


NOTE IV - DEBT

The Company and the two-bank syndicate of lenders under the Company's Credit Facility have amended the Credit Facility to extend the date of the annual review and the expiration of the commitment to lend under the Credit Facility, which was originally scheduled to expire on May 9, 1997, to November 30, 1997. In addition, the Company is in discussions with the two-bank syndicate to obtain an increase in availability under the Operating Facility portion of the Credit Facility of up to approximately $1.8 million and a concurrent reduction in the availability under the Film Facilities portion of the Credit Facility up to a like amount, maintaining the total Credit Facility availability at $27,000,000. In connection with such restructuring of the Credit Facility, the Company anticipates that Robert Little and Ellen Little, the majority stockholders of the Company, would agree to defer payments under the $2,000,000 Note they received in the Merger for a period of time to be agreed upon by the lenders, the Company, Ms. Little and Mr. Little (but anticipated to be no earlier than when borrowings under the Operating Facility return to the original availability limit of $5,000,000). See Liquidity and Capital Resources under Item 2.

NOTE V - COMMITMENTS AND CONTINGENCIES

As of September 30, 1997, the Company is committed under various acquisition agreements to pay minimum guarantees of $6,305,875 contingent upon delivery of the respective films to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES
INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE
PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE COMPANY WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE COMPANY'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE COMPANY CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES
DISTRIBUTED BY THE COMPANY, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE COMPANY,
THE COMPANY'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (I) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (II) THE COMPANY'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE COMPANY'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE COMPANY IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE COMPANY MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

               On October 31, 1996, the Company, a publicly-held company then known as "Entertainment/Media Acquisition Corporation" ("EMAC") which was formed in December 1993 in order to acquire an operating business in the entertainment and media industry, succeeded by merger (the "Merger") to the operations of Overseas Filmgroup, Inc. ("Pre-Merger Overseas"), a privately-held independent film company, the operations of which were established in 1980. For accounting and financial reporting purposes, the Merger was considered a reverse acquisition of EMAC with Pre-Merger Overseas as the acquirer. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger (including at September 30, 1996 and for the quarter then ended), are the historical results of operations and financial position of Pre-Merger Overseas for such periods and dates.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

               Revenues increased by $1,085,913 (21.7%) to $6,089,176 for the quarter ended September 30, 1997 from $5,003,263 for the quarter ended September 30, 1996. The increase in revenues was primarily due to increased sales of older titles or "library" product, including television and television re-issue rights, increased U.S. pay television revenues and the sale of certain sequel and television series rights to a motion picture, the copyright of which is owned by the Company.

               Film costs as a percentage of revenues increased to 73.5% for the three months ended September 30, 1997, compared to 71.4% for the three months ended September 30, 1996. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

               Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $11,872 (1.3%) to $940,254 for the quarter ended September 30, 1997 from $928,382 for the quarter ended September 30, 1996. Increases in expenses relating to the Company's being a publicly held company, including in areas of director's and officer's insurance, legal, investor relations and accounting were offset by savings in other areas including compensation costs as a result of decreased personnel. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

               As a result of the above, the Company had net income for the quarter ended September 30, 1997 of $434,940 compared to pro forma net income for the quarter ended September 30, 1996 of $355,726. Pro forma income for the quarter ended September 30, 1996 gives effect to the termination of S Corporation status as if it had occurred on January 1, 1995 and the issuance of the Merger Note, by giving effect to a pro forma effective tax rate of 36% and to assumed additional interest expense relating to the Merger Note. See Note II (Merger) of the "Notes to Consolidated Financial Statements" contained herein.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

               Revenues decreased by $4,467,348 (21.5%) to $16,287,885 for the nine months ended September 30, 1997 from $20,755,233 for the nine months ended September 30, 1996. The decrease in revenues was due in part to timing of revenue recognition under applicable accounting standards and the nature of the films first available for distribution in the nine months ended September 30, 1997 compared to those films first available for distribution in the comparable nine month period in 1996. In situations where the Company licenses distribution rights of a particular film to subdistributors, prior to the availability of the motion picture, in exchange for a minimum guaranteed payment ("pre-sales"), the pre-sales are not recognized. Instead, the pre-sales are recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. For the nine months ended September 30, 1996, of the films first available for distribution, three films had pre-sales in excess of $2,000,000 each. By comparison, for the nine months ended September 30, 1997 one film became available with pre-sales in excess of $2,000,000. The decrease in revenues also resulted from decreased revenues generated by the Company's domestic theatrical releasing operation, First Look Pictures (approximately $1,265,639 for the nine months ended September 30, 1996 compared to approximately $326,716 for the nine months ended September 30, 1997), and an increasing preference of retail video stores and video subdistributors in the United States and internationally for films which have achieved significant theatrical box-office success.

               Film costs as a percentage of revenues increased to 86.9% for the nine months ended September 30, 1997, compared to 77.5% for the nine months ended September 30, 1996. The increase is primarily due to the write-down in the nine months ended September 30, 1997 of an aggregate of approximately $1,310,577 to net realizable value of various films. In addition, generally lower margins were realized on films generating the greatest share of revenue during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

               Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $298,291 (11.5%) to $2,888,824 for the nine months ended September 30, 1997 from $2,590,533 for the nine months ended September 30, 1996. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to expenses related to the Company being a publicly held company including increased insurance, legal, investor relations and accounting expenses and increased compensation costs paid to personnel in the period ended September 30, 1997 over that of the comparable period in the prior year. The increases were partially offset by savings in bad debt expense and consulting fees.

                    As a result of the above, the Company had a net loss for the nine months ended September 30, 1997 of $467,718 compared to pro forma net income for the nine months ended September 30, 1996 of $1,375,170. Pro forma income for the nine months ended September 30, 1996 gives effect to the termination of S Corporation status as if it had occurred on January 1, 1995 and the issuance of the Merger Note, by giving effect to a pro forma effective tax rate of 36% and to assumed additional interest expense relating to the Merger Note. See Note II (Merger) of the "Notes to Consolidated Financial Statements" contained herein.

LIQUIDITY AND CAPITAL RESOURCES

               The Company has a revolving credit facility (the "Credit Facility) under an agreement (the "Syndication Agreement") with two lenders - Coutts & Co., as an agent and lender, and Berliner Bank A.G. London Branch, as a lender (collectively, the "Lenders"). The Syndication Agreement, which is secured by substantially all of the assets of the Company and its subsidiaries, presently provides for total borrowings of $27,000,000, of which presently up to $5,000,000 may be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 may be borrowed to fund the acquisition of motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

               The Company borrows funds under Film Facilities on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. The Lenders must approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities are also available to be issued as letters of credit or bank guarantees. As of September 30, 1997, an aggregate of approximately $22,603,323 was outstanding under the Film Facilities and Operating Facility at an average interest rate on the outstanding amounts of approximately 8.6875%. $1,000,000 in face amount of letters of credit have also been issued under the Loan Facility to secure a line of credit that the Company has received from City National Bank (under which $1,000,000 was outstanding at September 30, 1997 bearing interest at 7.25% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

               Amounts outstanding under the Operating Facility must be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement is reviewed by the Lenders on an annual basis and was scheduled to expire on May 9, 1997, the date of the annual review. The Company and the Lenders have amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement to November 30, 1997.

               In addition, the Lenders and the Company are in discussions regarding extending the commitment to lend from November 30, 1997 to May 9, 1998. To address an anticipated need by the Company for additional liquidity occasioned by the disappointing worldwide performance of recent films acquired by the Company and the maturing of various film facilities under the the Credit Facility, the Company is continuing its discussions with the Lenders for the Lenders to make up to an additional approximately $1,800,000 available under the Operating Facility with a corresponding equivalent reduction (as such additional availability under the Operating

Facility is utilized) of up to $1,800,000 of availability under the Film Facilities. The Company anticipates that as part of any such changes to the Credit Facility the Company would agree to additional covenants and other requirements, including additional restrictions on use of the Operating Facility and Film Facilities and additional reporting requirements to the Lenders. The Company also anticipates that any such restructuring of the Credit Facility would be subject to various conditions including the execution of a definitive agreement amending the Syndication Agreement, the delivery to the Lenders of a library valuation meeting the requirements of the Syndication Agreement and the deferral of monthly payments under the Merger Note for a period of time to be agreed upon by the Lenders, the Company, Ms. Little and Mr. Little (but anticipated to be no earlier than when borrowing under the Operating Facility returns to the original availability limit of $5,000,000). The Merger Note is payable monthly over a five year period beginning on the date of the Merger, bears interest at the rate of 9% per annum and is secured by substantially all of the Company's assets (but subordinate to the security interest of Coutts and Berliner). As of September 30, 1997, an aggregate of $1,863,195.06 in principal and accrued interest was outstanding under the Merger Note. The Lenders have not, as of November 13, 1997, committed to any such restructuring of the Credit
Facility, and no assurances can be given that any such restructuring of the Credit Facility will be obtained by the Company, or if obtained, will necessarily be on the terms described above.

               As of September 30, 1997, an aggregate of $17,426,831 in principal and interest was outstanding under Film Facilities, including an aggregate of approximately $11,198,882 in principal and accrued interest under ten Film Facilities which have matured or are scheduled to mature prior to September 30, 1998. In addition to the Commitment to amend the Credit Facility, the Company and the Lenders have agreed in principle, subject to formal documentation, to extend the maturity of five Film Facilities (under which an aggregate of $7,023,311 in principal and accrued interest was outstanding as of September 30, 1997) which have matured or would otherwise mature prior to September 30, 1998. As part of such extensions, the Company may make monthly payments of principal agreed to by the Lenders.

               During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films, exclusive of films where the Company acquires re-issue rights. As the motion picture business and the Company's operations are subject to numerous uncertainties, including among other things, the financing requirements of various film projects, the unpredictability of audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedule of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded). As part of the planned changes in its operational strategy, the Company has also begun to implement certain reductions in overhead. For example, as of September 30, 1996, the Company had approximately 44 full-time employees. By comparison, as of September 30, 1997, the Company had approximately 36 full-time employees. The Company has also made reductions in consulting fees and other general overhead items.

                As of September 30, 1997, the Company had cash and cash equivalents of $2,833 compared to cash and cash equivalents of $353,689 as of December 31, 1996. The difference reflects normal fluctuations in the Company's collections. Additionally, at September 30, 1997, the Company had restricted cash of $162,326 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1996 was $46,037.

               In addition to the Company's obligations reflected on the balance sheet as of September 30, 1997, as of such date the Company had contractual obligations for advances and minimum guarantee payments of $6,305,875 contingent upon completion and delivery of certain motion pictures. The Company also has guaranteed a $325,000 loan from a bank to Neo Motion Pictures, the balance of which at September 30, 1997 was approximately $223,939 in principal and accrued interest. As of September 30, 1997, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $493,123.

               The Company believes that its existing capital, funds from operations, and borrowings under the Credit Facility (assuming the Lenders and the Company agree to a restructuring of the Credit Facility as described above), will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that the Credit Facility is not restructured in the manner described above or the maturities of the five Film Facilities described above are not extended, the Company will need to significantly reduce its currently planned level of acquisition and distribution activities and overhead and will likely need to obtain additional sources of capital, including a replacement credit facility. There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable, as the Securities and Exchange Commission phase-in date for this Item has not yet occurred.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not, as of  November 14, 1997, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's 1997 Annual Meeting of Stockholders was held on September 25, 1997. At the Annual Meeting, Robert B. Little and Stephen K. Bannon were re-elected to serve as directors of the Company until the 2000 Annual Meeting of Stockholders and until their successors are elected and have qualified, in each case by a vote of 4,951,117 votes in favor of such person's reelection, no votes against such person's reelection and with no votes withheld.

               At the 1997 Annual Meeting of Stockholders, the Company's stockholders also approved a proposal to ratify the Company's selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The number of votes cast with respect to such proposal were 4,951,117 votes in favor of such proposal and no votes against such proposal, with no abstentions.

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

               27 Financial Data Schedule (Filed electronically only). Filed herewith.

              (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                        SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OVERSEAS FILMGROUP, INC.


November 14, 1997                    By: /s/WILLIAM F. LISCHAK
                                         ---------------------
                                            William F. Lischak
                                            Chief Financial Officer, Chief
                                            Operating Officer and Secretary,
                                            signing both in his capacity as
                                            an executive officer of the
                                            Registrant duly authorized to
                                            sign on behalf of the Registrant
                                            and as Chief Financial Officer
                                            of the Registrant.

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

                                        18