Form 10-K
period 1997-12-31
OVERSEAS FILMGROUP INC
filed 1998-04-28
CIK 917079

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                          FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                (Cover page of Form 10-K continued on next page)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 21, 1998, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $3,762,500.

     The number of shares of Common Stock outstanding as of April 21, 1998 was 5,732,778.

                        DOCUMENTS INCORPORATED BY REFERENCE
         NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III

                                        PART I

THIS ANNUAL REPORT ON FORM 10-K (INCLUDING, WITHOUT LIMITATION, PARTS I, II AND
III) CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS. DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (I) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (II) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

     Overseas Filmgroup, Inc., a Delaware corporation, (the "Company") is an independent film company which specializes in the acquisition and worldwide license, sale or distribution of distribution rights to independently produced feature films in a wide variety of genres (including action, "art-house," comedy, drama, foreign language, science fiction and thrillers). The Company's executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069, and its telephone number is (310) 855-1199.

     The Company was incorporated in December 1993 under the name "Entertainment/Media Acquisition Corporation" as a Specified Purpose Acquisition Company-Registered Trademark-* in order to acquire an operating business in the entertainment and media industry by merger or other similar type of transaction. From inception until the October 1996 merger hereafter described, its operations were limited to organizational activities, completion of an initial public offering in February 1995, and the evaluation and negotiation of possible business combinations. On October 31, 1996, pursuant to an Agreement of Merger dated as of July 2, 1996, as amended as of September 20, 1996, among the Company, Overseas Filmgroup, Inc. - a privately-held Delaware corporation ("Pre-Merger Overseas"), and Ellen Dinerman Little and Robert B. Little (as amended, the "Merger Agreement"), the Company merged with Pre-Merger Overseas (the "Merger"), with the Company as the surviving corporation in the Merger. Upon consummation of the Merger, the Company changed its name to "Overseas Filmgroup, Inc.", and succeeded to the business and operations of Pre-Merger Overseas which had been established in 1980. Unless otherwise specifically indicated or the context otherwise requires, the term "Company," refers to the Registrant, Overseas Filmgroup, Inc., and its wholly owned subsidiaries and references to the operations of the Company are to the operations of Pre-Merger Overseas through the date of the Merger and to the combined company following the Merger. In addition, the term "EMAC" is sometimes used herein to refer to the Registrant during the period from its inception as "Entertainment/Media Acquisition Corporation" until the Merger.

RECENT DEVELOPMENTS

     In mid-1997, in order to address an anticipated need for additional liquidity occasioned by the disappointing worldwide performance of recent films acquired by the Company and the maturity of various film facilities under the Company's credit facility, the Company began discussions with the lenders providing the Company's credit facility to make additional amounts available under the operating facility portion of the credit facility and to extend the commitment to lend under the credit facility. On April 14, 1998, the Company and such lenders entered into an agreement pursuant to which they amended the credit facility to extend the commitment to lend until April 9, 1999, subject to continued compliance by the Company with the terms of the credit facility and establishment of the guarantee described below. The Company and the lenders also agreed to make up to an additional $1,325,660 available under the operating portion of the Company's credit facility above the $5,908,340 then outstanding and agreed to extend the maturity dates of certain film facilities established under the film facilities portion of the credit facility. However, the Company and the lenders also agreed that the film facilities portion of the credit facility (a significant primary source of funds for acquisition of distribution rights by the Company) will no longer be a revolving credit line and that sums repaid by the Company cannot be reborrowed. The Company also agreed to additional covenants and operating restrictions, including obtaining written approval of the lenders prior to entering into any new rights acquisitions or commitments or committing to spend amounts in connection with distribution expenses or costs for prints and advertising. In connection with the extension of the commitment to lend and these changes to the credit facility, the Company's principal stockholders and executive officers, Ellen Dinerman Little and Robert B. Little, agreed to personally guarantee for the benefit of the lenders under the credit facility amounts in excess of $6,000,000 outstanding under the operating portion of the credit facility (up to a maximum guarantee amount of $618,000) and to defer payments under the promissory note that they received in connection with the Merger. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for additional information regarding this agreement between the Company and the lenders which provide its credit facility.

STRATEGIC OBJECTIVES

     The Company has accumulated a library of distribution rights (including sales agency rights) in various media and markets to approximately 220 feature films. See "The Company's Film Library of Distribution Rights" below.
 Most of such motion pictures have had direct negative costs between $1,000,000 and $6,000,000. This is substantially below the average direct negative cost of films produced by the major studios, which was approximately $53,400,000 million in 1997. The Company's primary focus has been the licensing of distribution rights (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors in the major international territories or regions. These activities accounted for approximately 77% of the Company's total revenues in 1997. In recent years, the Company has been increasingly active in acquiring domestic distribution rights. The Company has engaged directly in domestic theatrical distribution (booking motion pictures with theatrical exhibitors, arranging for the manufacture of release prints from the film negative, and promoting such motion pictures with advertising and publicity campaigns) through the Company's domestic theatrical releasing division, First Look Pictures. First Look Pictures has released such films as MRS. DALLOWAY (starring Vanessa Redgrave, Rupert Graves, and Natascha McElhone), ANTONIA'S LINE (winner of the 1996 Academy Award for Best Foreign Language Film), THE DESIGNATED MOURNER (starring Mike Nichols, Miranda Richardson and Daivd De Keyser), INFINITY

-------------------------
  * "Specified Purpose Acquisition Company" is a registered servicemark of GKN Securities Corp.

(directed by Matthew Broderick, starring Matthew Broderick and Patricia Arquette), THE SECRET OF ROAN INISH (the critically acclaimed film by the noted director, John Sayles), THE SCENT OF GREEN PAPAYA (which was nominated for the 1994 Academy Award for Best Foreign Language Film) and PARTY GIRL (which the Company believes was the first theatrical motion picture broadcast over the Internet).

     The Company began its operations by acting primarily as a foreign sales agent, licensing distribution rights in markets outside the United States to independently produced films which were fully financed and continued to be owned by others, in exchange for a sales agency fee. In addition, the Company now acquires from independent producers the distribution rights in a film for a specified term in one or more territories and media and receives a distribution fee in connection with its licensing activities. Often the Company commits to pay an independent producer a minimum guaranteed payment (a "minimum guarantee") at or after delivery of the completed film to the Company, ranging from approximately $100,000 to $5,000,000 or more and representing varying portions, including at times all or substantially all of a film's production costs. These minimum guarantees may enable the independent producer to obtain financing for its project and often results in the Company controlling more of the distribution rights in the film and receiving more favorable distribution terms. The Company has also selectively produced certain of the motion pictures distributed by it, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

      The films distributed by the Company in 1997 generally performed disappointingly, in part due to (i) changes in the marketplace for independent films including the reduced demand by retail video stores and video subdistributors for films which have not had significant (or any) theatrical release (none of the six films released theatrically in the United States by the Company through First Look Pictures generated more than $211,000 in United States box office receipts and seven films first available for distribution by the Company in 1997 had no or are expected to have no theatrical release) (ii) the failure of films released theatrically by the Company in the U.S. to achieve significant audience and subdistributor acceptance, and (iii) the weakened demand for film rights in Asia due to the region's recent financial crisis. In order to seek to improve the Company's cash flow and address the factors which led to the disappointing performance of the Company's films in 1997, as well as in response to the operating limitations imposed by the recent agreement between the Company and its commercial lenders with respect to the Company's credit facility, the Company has been implementing changes in its operational strategies. Currently, the Company's primary strategies are to:

-- SEEK TO LIMIT RISK BY CONTINUING TO BALANCE THE METHODS IT USES FOR ACQUIRING DISTRIBUTION RIGHTS. The Company is altering the frequency in which it engages in various acquisition, distribution and financing arrangements. The Company presently intends to:

      - Reduce the number of films for which the Company provides minimum guarantees which represent the majority of the final production costs of a film or for which the Company otherwise finances all or substantially all of the film's production costs.

      - Act as sales agent or engage in "straight distribution" (i.e., licensing distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory or territories and media without a minimum guarantee commitment) more frequently than in recent years (including under "gap financing" arrangements where a lender lends a portion of the acquisition or production funds based upon the Company's estimated value of unsold distribution rights).

      - Limit the instances in which the Company itself produces motion picture projects. The Company does not presently have plans to produce any motion picture projects itself in 1998.

      - Reduce the number of films First Look Pictures releases annually. From January 1, 1997 through April 15, 1998, First Look Pictures released seven motion pictures. First Look Pictures may release up to approximately three additional films in 1998 assuming the availability of funding for print and advertising costs associated therewith. The Company currently anticipates that, in most circumstances, it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release.

      - Increasingly participate in co-financing arrangements whereby the Company, in combination with other equity providers (including producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers), commits to fund a portion of a particular film's production costs. For example, ALEGRIA and ILLUMINATA, two films the Company currently anticipates that it will distribute in 1998, are co-production arrangements with The Cirque Du Soleil, Mainstream S.A. and Egmond Film & Television BV; and with Victor Company of Japan (JVC) and Sogepaq S.A. and Compagnia Distribuzione Internazionale SRL respectively.

 -- MAINTAIN A COST CONSCIOUSNESS IN ITS ACQUISITION, FINANCING AND DISTRIBUTION ACTIVITIES. The Company currently intends to:

      - Consider possible additional reductions in overhead. In the last fiscal year, the Company reduced the number of its employees by 20%.

      - Further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies. For example, in May 1997, the Company concluded an executive producing arrangement with The Walt Disney Company with respect to a project optioned by the Company entitled "EMILY."

      - Emphasize films with more recognizable cast, directors and producers and greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) and which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to production and/or acquisition costs through "gap financing" and co-production arrangements.

      - Seek to develop relationships with emerging and established talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs.

 - EXPLORE OBTAINING ADDITIONAL SOURCES OF CAPITAL. The Company is currently exploring obtaining additional sources of capital
      (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

      For additional information on these operational strategies, See "Motion Picture Distribution by the Company," and "Acquisition of Rights by the Company, Production and Financing" below and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
      Operations." No assurances can be given that any or all of such strategies will be fully or partially realized, as their successful implementation depends upon, among other things, the ability of management of the Company to implement such strategies and the availability of sufficient capital.

THE MOTION PICTURE INDUSTRY

     The motion picture industry consists of two principal activities which are described in greater detail below: production, which involves the development, financing and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, both domestically and internationally. The United States motion picture industry is dominated by the "major studios," including The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers Inc., Universal Pictures, Twentieth Century Fox, Columbia Pictures, and MGM/UA. The major studios, which have historically produced and distributed the vast majority of high grossing theatrical motion pictures released annually in the United States, are typically large diversified corporations that have strong relationships with creative talent, television broadcasters and channels, theatrical exhibitors and others involved in the entertainment industry. The major studios also typically have extensive national or worldwide distribution organizations and own extensive motion picture libraries. Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications. The major studios also may own or are affiliated with companies that own other entertainment related assets such as music and merchandising operations and theme parks. The major studios' motion picture libraries and other entertainment assets may provide a stable source of earnings which can offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

     During the past 15 years, "independent" production and distribution companies (many with financial and other ties to the major studios) have played an important role in the production and distribution of motion pictures for the worldwide feature film market, including Miramax Films Corporation (GOOD WILL HUNTING, SCREAM, SLING BLADE, THE ENGLISH PATIENT, PULP FICTION, IL POSTINO (the Postman) and LIKE WATER FOR CHOCOLATE), now affiliated with The Walt Disney Company; New Line Cinema Corporation/Fine Line Features (LOST IN SPACE, SHINE, THE MASK, TEENAGE MUTANT NINJA TURTLES and the NIGHTMARE ON ELM STREET series), now affiliated with Time Warner Entertainment Company, L.P.; October Films (SECRETS & LIES, BREAKING THE WAVES) now affiliated with Universal Pictures; and Orion Pictures (THE SILENCE OF THE LAMBS), now affiliated with MGM/UA. As a result of consolidation in the domestic motion picture industry, a number of previously independent producers and distributors have been acquired or are otherwise affiliated with major studios. However, there are also a large number of other production and distribution companies that produce or distribute motion pictures which have not been acquired or become affiliated with the major studios. In contrast to the major studios, the independent production and distribution companies generally produce or distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, or associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

     The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. From 1989 to 1996, international revenues of motion picture distributors from filmed entertainment grew from approximately $4.7 billion in 1989 to approximately $8.7 billion in 1996. This growth has been due to a number of factors, including, among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens.

     Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Russia, Japan, Spain, and the United Kingdom have substantial indigenous film industries. In a number of these countries, as in the United States, the film (and in some cases the entertainment) industry is dominated by a small number of companies, often large, diversified companies with production and distribution operations. However, like in the United States, in most of such countries there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films, such as LIKE WATER FOR CHOCOLATE, IL POSTINO (the Postman) and ANTONIA'S LINE, and foreign English-language films, such as WINGS OF THE DOVE, THE ENGLISH PATIENT, SHINE, FOUR WEDDINGS AND A FUNERAL, THE CRYING GAME and CROCODILE DUNDEE appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis as such films draw a specialized audience for which the appeal of such films has decreased recently.

MOTION PICTURE PRODUCTION

     The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived by a writer and acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are also prepared during this phase. Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guaranties, if necessary; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography (the actual filming of the screenplay) generally extends from eight to sixteen weeks for a film produced by a major studio and often for a significantly shorter period (sometimes as little as four to eight weeks) for low budget films and films produced by independent production companies, depending in each case upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography (the post-production phase), the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and pictures are synchronized. This results in the production of a negative from which release prints of the motion picture are made.

     Production costs consist primarily of acquiring or developing the screenplay, compensation of creative and other production personnel, film studio and location rentals, equipment rentals, film stock and other costs incurred in principal photography, and post-production costs, including the creation of special effects and music. Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in direct production costs. The major studios generally fund production costs from cash flow generated by motion pictures and related activities or, in some cases, from unrelated businesses or through off-balance sheet methods. Substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, also must be funded. Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a picture-by-picture basis. As a result, these companies do not own sound stages and related production facilities, and, accordingly, do not have the fixed payroll, general administrative and other expenses resulting from ownership and operation of a studio. Independent production companies also may finance their production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, "pre-licensing" of distribution rights, foreign government subsidies, equity offerings and joint ventures. Independent production companies generally attempt to obtain all or a substantial portion of their financing of a motion picture prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

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

MOTION PICTURE DISTRIBUTION

     GENERAL. Distribution of a motion picture involves domestic and international licensing of the picture for (a) theatrical exhibition, (b) videocassettes, laser discs and digital video discs, (c) presentation on television, including pay-per-view, basic and premium cable, network, syndication, or satellite, (d) marketing of the other rights in the picture and underlying literary property, which may include books, CD-ROM, merchandising and soundtracks, and (e) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities. Although releases by the major studios typically are licensed and fully exploited in all of the foregoing media, often films produced or distributed by independent film companies are not exploited in all such media. For example, certain films may not receive theatrical exhibition in the United States or various other territories and may instead go straight to home video release or instead first "premiere" or otherwise be exploited on a pay television service (in certain limited circumstances followed by a theatrical release).

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

     ACQUISITION OF DISTRIBUTION RIGHTS. A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture, but instead acts as an agent on behalf of the producer or rights owner to license distribution rights to such motion picture to distributors on behalf of the producer or rights owner in exchange for a sales agency fee, typically computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by exploitation of the motion picture by the distributor. The distributor often agrees to pay the producer of the motion picture a certain advance or minimum guarantee upon the delivery of the completed motion picture, which amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. In general, after receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor pays the remainder of revenues in excess of an ongoing distribution fee to the producer of such motion picture. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture and which provide for payment of a minimum guarantee (often referred to as the "pre-licensing" or "pre-selling" of film rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the advance or minimum guarantee as collateral to borrow production funding. Although pre-sales had provided a means for financing film production in the past, no assurance can be given that certain territories and/or regions will continue to acquire films on such basis. The producer may also at times be able to acquire additional production funds through "gap financing", whereby a lender loans a portion of the production funds based on a distributor's estimate of the value of world distribution rights. Although "gap financing" is currently being made available by multiple lenders, there can be no assurance such lenders will continue to make funds available on this basis. Recently the Company has had indications that certain gap financiers may be altering the frequency and manner of providing such funds. In some circumstances, the distributor is entitled to recoup any unrecouped costs and advances from a film licensed to such distributor from the revenues from another film or films also licensed to the distributor, commonly known as "cross collateralizing."

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

     Domestic pay television                                     9-10 months

     International television (pay or free)                      18-24 months

     Domestic free television*                                   30-33 months

------------------------------------------

     *  Includes network, barter syndication, syndication and basic cable.

     Films often remain in distribution for varying periods of time. For example, motion pictures which are released theatrically can play in theaters for several weeks following their initial release (for major studios) or, at times, including for instance in the case of certain successful "art-house" films which are released on a limited basis, for several months. Unsuccessful films, on the other hand, may play in theaters for only a short period of time. Once released on videocassette, a motion picture may remain available on videocassette for many years. Similarly a motion picture can be licensed to various forms of television for many years after its first release. The release periods set forth above represent standard "holdback periods". A holdback period with respect to a certain media in which the motion picture is being released represents a stipulated period of time during which release of the motion picture in other media is prevented to allow the motion picture to maximize its value in the media in which it is currently being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis; however the periods set forth above represent the Company's estimate of typical current holdback periods in the motion picture industry.

     In general, if a film is not released theatrically in the United States and instead is released straight to domestic home video, television exploitation generally does not commence until four to eight months after such video release. Thereafter, the same general release patterns indicated in the table above typically apply. If a film "premieres" on United States pay television (which generally means that no other distribution of the film in the United States has occurred), the pay television service typically is licensed a four to six week exclusive airing period. The license will generally provide for limited airings (defined as five to eight "exhibition days" with multiple airings permitted on each "exhibition day"). The provisions of such license also usually provide for the pay television service to receive subsequent airing periods following a period in which the film can be released on video (or sometimes even theatrically) and a period when the film may be broadcast on free television.

     A substantial portion of a film's ultimate revenues are generated in a film's initial distribution cycle (generally the first five years after the film's initial domestic release), which typically includes theatrical, video, and pay and free television. Commercially successful motion pictures, however, may continue to generate revenues after the film's initial distribution cycle from the relicensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and technologies and in emerging markets. Although there has been a substantial increase over the past fifteen years in the revenues generated from the licensing of rights in ancillary (other than domestic theatrical) media, such as home video, cable and pay-per-view, the theatrical success of a motion picture remains a significant factor in generating revenues in foreign markets and in other media such as television and videocassettes. For example, retail video stores have been increasingly purchasing fewer copies of videocassettes of motion pictures which have not been theatrically released, and purchasing more copies of major studio theatrical hits. Industry-wide purchases of homevideos in 1997 decreased by 10% over 1996 while homevideo rentals in 1997 decreased by 3% as compared to 1996.

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

     While arrangements for the exhibition of a film vary greatly, there are certain economic relationships generally applicable to theatrical distribution. Theater owners (the "exhibitors") retain a portion of the admissions paid at the box office ("gross box office receipts"). The share of the gross box office receipts retained by an exhibitor generally includes a fixed amount per week (in part to cover overhead), plus a percentage of receipts that generally escalates over time. Although these percentages vary widely, in the Company's general experience, an exhibitor's share of a particular film's revenues will generally be approximately 60% to 65% of gross box office receipts. The balance ("gross film rentals") is remitted to the distributor. The distributor then retains a distribution fee (typically 30-35%) from the gross film rentals and recoups the costs incurred in distributing the film, which consist primarily of the cost of marketing and advertising and the cost of release prints for exhibition. The balance of gross film rentals, after deducting distribution fees and distribution costs recouped by the distributors ("net film rentals"), is then applied against the recoupment of any advance paid for the distribution rights (with interest thereon) and the balance is remitted to the producer or other rights owner of the film.

     HOME VIDEO. A motion picture released theatrically typically becomes available for videocassette distribution within four to six months after its initial domestic theatrical release. As indicated above, certain films are not initially released theatrically but may instead be initially released to home video. Given the increasing preference of retail video stores for successful theatrical releases, it has become increasingly difficult to secure the initial release of a film directly to home video, and the economic opportunity for such films where such a release is obtained has greatly diminished.

     Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers which rent or sell videocassettes to consumers primarily for home viewing. Most films are initially made available in videocassette form at a wholesale price of approximately $50 to $75 per videocassette and are sold at that price primarily to wholesalers who then sell to video rental stores at a price of approximately $75 to $105 per videocassette, which rent the cassettes to consumers. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These "sell-through" arrangements are used most often with films that will appeal to a broad marketplace or to children. A few major releases with broad appeal may be initially offered by a film company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Typically, owners of films do not share in rental income; however, video distributors are beginning to enter into revenue sharing arrangements with certain retail stores in some circumstances. Under such arrangements, videocassettes are sold at a reduced price to video rental stores (usually $8 to $10 per videocassette) and a percentage of the rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

     TELEVISION. Television rights for films initially released theatrically are, if such films have broad appeal, generally licensed first to pay-per-view for an exhibition period within six to nine months following initial domestic theatrical release, then to pay television approximately 12 to 15 months after initial domestic theatrical release, thereafter in certain cases to network television for an exhibition period, and then to pay television again. These films are then syndicated to either independent stations or basic cable outlets. Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable television subscribers to view such services as HBO/Cinemax, Showtime/The Movie Channel, Encore Media Services or others offered by their cable system operators for a monthly subscription fee. Pay-per-view and pay television is now delivered not only by cable, but also by satellite transmission, and films are generally licensed in both such media. Certain films which are not initially released in the domestic theatrical market may "premiere" instead on pay television followed in some limited circumstances by theatrical release. Groups of motion pictures are often packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing "packages" may be received over a period that extends beyond five years from the initial domestic theatrical release of a particular film. Motion pictures are also licensed and "packaged" by producers and distributors for television broadcast in international markets by government owned or privately owned television studios and networks. Pay television is less developed outside the United States, but is experiencing significant international growth. The prominent foreign pay television services include Canal+, Premiere, STAR TV, British Sky Broadcasting and the international operations of several U.S. cable services including HBO, the Disney Channel and Turner Broadcasting.

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

MOTION PICTURE DISTRIBUTION BY THE COMPANY

     INTERNATIONAL DISTRIBUTION. Management of the Company has considerable expertise in international distribution. Ellen Dinerman Little and Robert B. Little, the senior executive officers of the Company and founders of its operations, have substantial experience in the business of licensing motion pictures for distribution outside the United States and have been active in international motion picture sales since 1975. Over the past 23 years, they have developed, through their foreign sales activities, relationships with distributors in most significant territories. In addition, the Company is a founding member of the American Film Marketing Association which sponsors the American Film Market, one of the three major annual international film markets attended by significant international and regional distributors. The Company generally participates annually with a sales office at all three major film markets (the American Film Market, the Cannes Film Festival and MIFED), as well as the major television (NATPE, MIP, MIPCOM) and video (VSDA) markets. The Company, may also, from time to time, engage independent representatives to assist the Company in acquiring and/or licensing motion picture rights.

     With respect to international territories, the Company licenses distribution rights in various media (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors on either an individual rights basis or grouped in various combinations of rights (which sometimes includes rights in all media). These rights are licensed by the Company to numerous sub-distributors in international territories or regions either on a picture-by-picture basis or, in certain circumstances, with respect to a number of motion pictures pursuant to output arrangements. Currently, the most important international territories for the Company are Australia, the Benelux countries, Brazil, Canada, France, Germany, Italy, Japan, Scandinavia, Spain and the United Kingdom. South Korea has also been an important territory to the Company in the past; however, the economic crisis in Asia has resulted in significantly decreased demand in Korea (as well as other Southeast Asian territories) resulting in fewer sales and licensing transactions with respect to those territories than in recent years and, significantly less advantageous terms to the Company when deals are concluded, compared to recent years. As a result the Company is generally unable to depend on such Southeast Asian territories (especially South Korea) for any significant pre-sales (or other collateral value) for use in arranging financing for production of motion pictures. In addition certain contracts the Company had with subdistributors for these territories have been re-negotiated or cancelled. See Note 11 of Notes to the Company's Consolidated Financial Statements for certain geographic information regarding the Company's foreign distribution activities.

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

     At times, the Company enters into output arrangements with local foreign distributors whereby the foreign sub-distributor receives the right, typically for a specified period and/or specified number of motion pictures, to distribute in a particular territory, in designated media, motion pictures released by the Company. In some circumstances, a minimum guarantee is paid by the foreign sub-distributor to the Company; generally on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production cost or acquisition cost of each picture. The Company is currently a party to an output arrangement with Polygram Pictures Limited. Under such arrangement, Polygram Pictures Limited receives the right to distribute the Company's motion pictures in all media in Australia and New Zealand for a twelve year term and, in certain circumstances, is obligated to pay a minimum guarantee for a particular picture. The Company's previous output arrangements with respect to the United Kingdom and Ireland, South Africa and certain adjoining territories, Canada, and Belgium, the Netherlands, Luxembourg and certain ex-colonies of Belgium and the Netherlands, have expired. The Company is currently exploring obtaining output arrangements with respect to certain of these territories, although there can be no assurance that the Company will obtain such arrangements or that such arrangements will be on terms as advantageous as the prior arrangements. If output arrangements are not obtained for such territories, the Company intends to seek agreements with respect to such territories on a film-by-film basis. The Company enters into output arrangements with foreign sub-distributors which the Company believes have the ability to make the recurring payments. Nevertheless, in certain instances foreign sub-distributors encounter financial difficulties that may preclude timely payment, and as a result the Company may be forced to terminate or renegotiate output agreements. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Exchange Rate Considerations" for certain additional considerations regarding the Company's international distribution activities.

     DOMESTIC DISTRIBUTION. In addition to obtaining foreign distribution rights, the Company has in recent years been increasingly active in acquiring domestic distribution rights. During 1997, various distribution rights to approximately sixteen films, including various domestic distribution rights in thirteen films, became available for the first time to the Company for licensing or distribution. The Company exploits its domestic distribution rights in a variety of ways. In 1993, the Company's domestic theatrical releasing operation, First Look Pictures, was established. Not all of the films distributed by the Company, however, receive domestic theatrical release by First Look Pictures or otherwise. Some films are licensed by the Company to domestic sub-distributors for release initially on video or, in certain circumstances, the Company licenses initially to the pay television services for "premiere" on pay television (cable and/or satellite). Of the thirteen films which first became available to the Company in 1997 for licensing or distribution and in which the Company controls various domestic distribution rights, eight were (or are currently intended to be) released theatrically by First Look Pictures and five were (or are intended to be) released directly to video.

     The Company's previous domestic video output arrangement with BMG Video has expired, however, three films the Company has released (including MRS. DALLOWAY) or currently anticipates releasing will be distributed on video in the United States and certain related territories by BMG Video under the prior arrangement with BMG Video. In addition, BMG Video's domestic video distribution rights to films released by it under such arrangement (approximately ten films through April 15, 1998) continue for a five year period following initial video release. The Company is currently licensing domestic video rights to films not covered by the BMG Video output arrangement on a film-by-film basis or in small groupings of films to various subdistributors, including BMG Video, Fox-Lorber Associates and Unapix Entertainment, Inc. Although the Company has explored (and may explore in the future) the possibility of obtaining a new domestic video output arrangement, given the recent changes in the market for domestic video distribution rights (including the decreased demand for films which have not achieved significant theatrical success), the Company believes it unlikely that it can obtain a multi-picture output arrangement with a domestic video subdistributor which would provide for significant minimum guarantees to be paid to the Company.

     As part of the strategic changes in its operations, the Company is seeking to expand its sales and licensing of television distribution rights and, in connection therewith, has recently hired an additional sales person to focus on exploiting the Company's library of motion picture distribution rights in television, as well as newly acquired distribution rights. The Company licenses distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, including pay-per-view services. Although the Company has not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, it controls these rights to a significant portion of the films in its library.

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

     The Company does not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors, thus increasing the Company's reliance on the actual financial performance of the film being distributed. In some circumstances, whether the Company receives a minimum guarantee depends upon the media. For example, the Company is increasingly (particularly with respect to motion pictures which have not been theatrically released) entering into video distribution arrangements with sub-distributors where no minimum guarantee is paid to the Company or where the minimum guarantee paid to the Company is significantly smaller than those paid to the Company for similar films in the recent past. In addition, even if the Company does obtain minimum guarantees from its sub-distributors, such minimum guarantees do not assure the profitability of the Company's motion pictures or the Company's operations. Additional revenues may be necessary from distribution of a motion picture in order to enable the Company to recoup any investment in such motion picture in excess of the aggregate minimum guarantees obtained from such sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by the Company and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of the risk to the Company from unsuccessful films, it may also result in the Company receiving lower revenues with respect to highly successful films than if such licensing of distribution rights were made upon different terms that, for example, might have provided lower minimum guarantees to the Company but also provided a lower distribution fee (i.e., a lower percentage of gross revenues) to the sub-distributor.

     FIRST LOOK PICTURES. The Company, from its Los Angeles offices, has directly distributed some of the motion pictures for which it controls domestic rights to theaters throughout the United States under the name First Look Pictures. Through April 15, 1998, eighteen films have been released through First Look Pictures (including six in 1997). Although some of First Look Pictures' future releases may appeal to a wide audience, many of the eighteen First Look Pictures releases to date have been specialized motion pictures generally characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences including foreign language films and so called "art-house" films.

     Management of the Company believes that the Company can benefit in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from distribution of the motion picture in ancillary media and foreign markets. For example, retail video stores have been increasingly purchasing significantly fewer copies of videocassettes of motion pictures that have not been theatrically released. In addition, the Company believes it is generally able to obtain more favorable distribution terms in its agreements with foreign sub-distributors and domestic sub-distributors in other media (for example, pay television) with respect to motion pictures that have been theatrically released in the United States. Management of the Company also believes that, in some cases, its First Look Pictures operations enable the Company to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. In addition, management of the Company believes that its ability to release a film theatrically in the U.S. enables the Company to attract more recognizable talent, higher profile producers and more promising motion picture projects to the Company generally (for both domestic and foreign distribution) and that by theatrically releasing films itself in the United States, the Company can retain a significantly greater share of the revenue from domestic media in the event of a highly successful theatrical release.

     Despite the significant potential advantages to distributing motion pictures directly in the domestic theatrical market, given the disappointing results of the six 1997 First Look Pictures releases (none of which generated more than $211,000 in domestic box office receipts), the increased industry-wide cost of prints and advertising, the restrictions imposed by the recent changes to the Company's credit facility (which do not permit borrowing under the credit facility for prints and advertising costs and which require the consent of the Company's lenders before print and advertising commitments can be made), and the desire of the Company to improve cash flows, the Company currently intends to reduce the number of First Look Pictures films released annually as part of the changes in its operational strategies. The Company currently anticipates that, in most circumstances, it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release. Assuming such funds become available to the Company, the Company presently anticipates a total of three 1998 First Look Picture releases compared to the six in 1997. As described in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," the funds for the print and advertising costs of First Look Pictures' one 1998 release to date (through April 15, 1998), "MRS. DALLOWAY", were provided by pre-selling United States video rights and a loan from the Company's principal stockholders, Ellen Dinerman Little and Robert B. Little. See Item 13, "Certain Relationships and Related Transactions" below. The Company is currently in discussions with various third parties to obtain other possible sources of funds for print and advertising expenses, however, there can be no assurance that any such sources will be available to the Company.

     Films distributed theatrically in the United States by First Look Pictures have been typically released on a limited basis (initially less than 100 screens) and in selected cities, expanding to new cities or regions based upon the performance of the film. In some circumstances, films are released in new cities as prints become available from cities where the engagement has closed, reducing the number of prints needed and the aggregate cost of such prints. In select circumstances, the Company may release appropriate films with more mass market appeal on a wide release basis either through First Look Pictures or, more likely, by licensing such film to a domestic distributor with more significant financial and distribution resources.

     The cost to First Look Pictures to distribute a specialized motion picture or "art-house" film on a limited-release basis has in the past typically ranged from approximately $100,000 to $2,000,000, although in the future these costs may exceed such range. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. Costs for prints, marketing and advertising for the six films initially released by First Look Pictures during 1997 ranged from approximately $382,000 to approximately $780,000. In connection with the acquisition of domestic theatrical rights to a film, the Company sometimes commits to spend no less than a specified minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of such films. Generally, in addition to receiving a distribution fee, the Company is entitled to recoup its prints and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and, in certain instances, some cable television advertising. First Look Pictures also relies on local and national publicity, such as reviews or articles in local and national publications and appearances of the film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films must rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

     The success of a domestic theatrical release by First Look Pictures can be affected by a number of factors outside of its control, including audience and critical acceptance, availability of motion picture screens and the success of competing films in release (see "Competition" below), awards won by First Look Pictures' releases or that of its competition, inclement weather, and competing televised events (such as sporting and news events). As a result of the foregoing, and depending upon audience acceptance of the films distributed through First Look Pictures, the Company expects that, in many cases, it will not recoup all of its distribution expenses or derive any profit solely from domestic theatrical distribution of First Look Pictures' releases. In addition, there can be no assurance that total revenues from any First Look Pictures' release, including revenues derived from such film in ancillary media and international markets, will be sufficient to allow the Company to recoup all of its costs or to realize a profit on such film. For example, of the six motion pictures released by the Company in 1997 four (JERUSALEM, THE DESIGNATED MOURNER, JOHNS and ALIVE & KICKING) resulted in write downs to net realizable values (after taking into account total anticipated revenue including revenue from ancillary media).

     From January 1, 1997 through April 15, 1998, First Look Pictures released the seven motion pictures listed in the following chart. First Look Pictures may release up to approximately three additional films in 1998 (consisting of those listed below under "Anticipated Releases") assuming the availability of funding for the print and advertising costs associated therewith.

                                     RELEASED

TITLE           MAJOR CREATIVE ELEMENTS                          STORYLINE                              RELEASE DATE  AND
-----           -----------------------                          ---------                              DOMESTIC BOX OFFICE
                                                                                                        RECEIPTS
                                                                                                        --------
JOHNS           Writer/Director:  Scott Silver                   A dark comic drama about two hustlers  Released in January 1997
                Cast:  Lukas Haas (MARS ATTACKS!, EVERYONE SAYS  working the dirty, sun-scorched        with domestic box office
                I LOVE YOU, WITNESS) and David Arquette (SCREAM, pavement of Hollywood's Santa Monica   receipts  of $202,596.
                BEAUTIFUL GIRLS, WILD BILL, BUFFY THE VAMPIRE    Boulevard.
                SLAYER)

JERUSALEM       Director:  Bille August                          When a charismatic and messianic       Released in March  1997,
                Cast:  Maria Bonnevie, Ulf Friberg, Olympia      preacher arrives in a small Swedish    with domestic box office
                Dukakis (MIGHTY APHRODITE, STEEL MAGNOLIAS) and  village, the lives of two young lovers receipts of  $92,089.
                Max von Sydow (PELLE THE CONQUEROR)              are torn apart.  Based on the novel by
                                                                 Nobel Prize winner, Selma Lagerlof.

A BROTHER'S     Writer/Director:   Seth Zvi Rosenfeld            Headstrong and hot-tempered, a man     Released in April 1997 with
KISS            Cast: Nick Chinlund (ERASER), Michael Raynor     down on his luck falls in with the     domestic box office
                (FEDERAL HILL), Michael Rapaport (METRO,         wrong people. His brother, an NYPD     receipts of $65,674.
                BEAUTIFUL GIRLS) John Leguizamo (EXECUTIVE       officer, is torn between loyalty to
                DECISION, TO WONG FOO-THANKS FOR EVERYTHING-     his uniform and the person who
                JULIE NEWMAR), Cathy Moriarty (CASPER, RAGING    protected him as a kid on the tough
                BULL), Rosie Perez (WHITE MEN CAN'T JUMP),       streets of NY.
                Marisa Tomei (UNHOOK THE STARS, MY COUSIN VINNY)

THE DESIGNATED  Writer:   Wallace Shawn (VANYA ON 42ND STREET,   Straight from the National Theatre in  Released in May 1997 with
MOURNER         MY DINNER WITH ANDRE)                            London and told completely in direct   domestic box office
                Director: David Hare (STRAPLESS, PARIS BY NIGHT) address to the camera, the film        receipts of $210,082.
                Cast: Mike Nichols (acclaimed director of THE    captures a three way conversation in
                GRADUATE, THE BIRDCAGE and POSTCARDS FROM THE    which the characters (a snobbish
                EDGE), Miranda Richardson (ENCHANTED APRIL, THE  father, pretentious daughter and her
                CRYING GAME, DAMAGE).                            middlebrow husband) debate the
                                                                 emotional and intellectual bankruptcy
                                                                 of high culture in the modern world.

ALIVE AND       Director:  Nancy Meckler (SISTER MY SISTER)      A tender, funny and passionate love    Released in August 1997
KICKING (a/k/a  Cast:  Jason Flemyng (STEALING BEAUTY, ROB ROY), story of a talented young dancer       with domestic box office
INDIAN SUMMER)  Antony Sher (Broadway's "Stanley")               living positively with AIDS.           receipts of $199,220.


DIFFERENT FOR   Director:  Richard Spence (YOU, ME AND MARLEY);  A romantic gender-bender about two     Released in September 1997
GIRLS           Cast: Rupert Graves (THE MADNESS OF KING GEORGE, young school boys, Karl and Paul, who  with domestic box office
                DAMAGE, A ROOM WITH A VIEW) and Steven           meet again, accidentally, twenty years receipts of $154,753.
                Mackintosh (GENTLEMEN DON'T EAT POETS, MEMPHIS   later.  Paul does not recognize Karl
                BELLE).                                          who is now an attractive transsexual
                                                                 named Kim.

MRS. DALLOWAY   Director:  Marleen Gorris (ANTONIA'S LINE)       On one summer's day in London, in      Released on February 20,
                Cast:  Vanessa Redgrave (MISSION IMPOSSIBLE,     1923, Clarissa Dalloway remembers that 1998 with domestic box
                SMILLA'S SENSE OF SNOW), Rupert Graves (THE      summer in the country, in 1890, when   office receipts of
                MADNESS OF KING GEORGE, A ROOM WITH A VIEW),     she was young and beautiful and very   approximately $1,578,981
                Natascha McElhone (THE DEVIL'S OWN, SURVIVING    much courted.                          through April 14, 1998.
                PICASSO)

                               ANTICIPATED RELEASES

TITLE           MAJOR CREATIVE ELEMENTS                         STORYLINE                                ESTIMATED DOMESTIC
-----           -----------------------                         ---------
                                                                                                         THEATRICAL RELEASE DATE

THE MERRY WAR   Director:  Bob Bierman (VAMPIRE'S KISS)         In this touching romantic comedy, the    Spring 1998
F/K/A KEEP THE                                                  beautiful and charming Rosemary tries
ASPIDISTRA      Cast:  Helena Bonham Carter (WINGS OF THE       desperately to maintain appearances
FLYING          DOVE), Richard E. Grant (TWELFTH NIGHT,         and avoid scandal, but she is
                MIGHTY APHRODITE, PORTRAIT OF A LADY,           constantly frustrated by her
                THE AGE OF INNOCENSE)                           eccentric and rebellious boyfriend,
                                                                Gordon, who flaunts his outrageous
                                                                behavior in the face of stuffy
                                                                British middle-class hypocrisy.

THE OTHER SIDE  Director:  Berit Nesheim (BEYOND THE SKY,       A story of a young woman coming of       Spring 1998
OF SUNDAY       FRIDA-STRAIGHT FROM THE HEART)                  age in the parochial oppression of a
                                                                small Norwegian town where almost
                Cast:  Marie Theisen (BLESSED ARE THOSE WHO     everything is forbidden- especially
                THIRST), Bjorn Sundquist (BLESSED ARE THOSE     the lure of sex, boys and
                WHO THIRST, BLIND GODDESS), Hildegun Riise      rock'n'roll.
                (FOR THE DAYS ARE EVIL)

MARCELLO        Director:  Anna Maria Tato                      A documentary about Marcello             Summer 1998
MASTROIANNI:                                                    Mastroianni's memories, joy of
I REMEMBER                                                      living, and love of cinema recorded
                                                                by his companion during the shooting
                                                                of his last movie VOYAGE AU DEBUT DU
                                                                MONDE.



There can be no assurance that any of the pictures scheduled for release by First Look Pictures in 1998 or thereafter will actually be released or released in accordance with the anticipated schedule set forth above. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films. As indicated above, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses.

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

     In order to fund the acquisition costs of the films for which it acquires rights, the Company, in the past, has relied primarily on: (i) the film facilities provided under the Company's credit facility with Coutts & Co. and Berliner Bank A.G.; (ii) other lenders willing to finance the contractual minimum guarantee obligations of the Company to the films' producers or rights owners; (iii) working capital; (iv) pre-sales (minimum guarantees obtained from subdistributors who have licensed rights to the film from the Company); and (v) "gap financing" (where a lender is willing to finance the production and/or acquisition costs of the motion picture based on the Company's estimate of the value of unsold distribution rights to the motion picture). The lenders under the credit facility have the right to approve each acquisition by the Company. In addition, the Company and the lenders have agreed that the film facilities portion of the credit facility (a significant primary source of funds for acquisition of distribution rights by the Company in the past) will no longer be a revolving credit line and that sums repaid by the Company cannot be re-borrowed (provided, however, that one pending film facility with respect to the motion picture ILLUMINATA will still be funded by the lenders). These provisions could substantially limit the Company's acquisition activities, unless the Company is able to exploit its other sources of rights acquisition funding to a greater extent including "gap financing", pre-sales and/or obtain additional sources of capital. As described below, the Company also intends, as part of the changes in its operational strategy, to alter the frequency in which it engages in various acquisition and distribution arrangements. The Company is also exploring obtaining additional sources of capital, although there can be no assurance that such additional capital will be available or available on terms advantageous to the Company.

     The films distributed by the Company have generally had direct negative costs ranging from $1,000,000 to $6,000,000. However, from time to time, the Company may acquire rights to, finance or produce, motion pictures with direct negative costs (as well as marketing costs) below or substantially in excess of the average direct negative costs (as well as marketing costs) of the films historically distributed by the Company. For instance, an upcoming film expected to be distributed by the Company is anticipated to have a direct negative cost of between $10,000,000 and $15,000,000 (the production funds for which are currently expected to be provided by third party equity providers and pre-sales). In addition, as part of the Company's overall business strategy it intends to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to production and acquisition costs through gap financing and co-production arrangements as described below.

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

     The Company is sometimes appointed as the sales agent for a particular motion picture to license, on behalf of the rights owner, distribution rights in the film to various distributors for exploitation on a territory-by-territory basis. This often occurs in many gap financing arrangements, where a lender lends a portion of the production and/or acquisition funds based upon the Company's estimated value of unsold distribution rights. When the Company acts as a sales agent, in exchange for its services as sales agent, the Company is generally entitled to a sales agency fee which typically ranges from approximately 10% to 20% of the gross revenues from resulting licenses or sales. In such circumstances, the Company generally advances limited funds toward the marketing and distribution of the film (generally ranging from approximately $50,000 to $150,000). In gap financing arrangements a portion, or sometimes all, of the sales agency fee (and some or all of the distribution expenses) may be deferred as part of the sales agency arrangement until a specified level of revenues from sale and/or licensing of the particular distribution rights is achieved.

     In some circumstances, the Company acts in much the same manner as a sales agent but, rather than licensing or selling the distribution rights of a particular film to a third party on behalf of the rights owner, the Company itself licenses the distribution rights in the film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media. The remainder of this arrangement (the fee structure and funds provided for marketing and distribution) remains similar to that of a sales agency. As part of the changes in its operational strategy, the Company currently intends to act in this manner, or as a sales agent, more frequently than in recent years.

     In both a sales agency arrangement and the distribution arrangement described above, the amounts payable by the Company to the rights owner depend upon the success of the Company in distributing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company will sometimes agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, these minimum guarantees paid by the Company have ranged from approximately $100,000 to $5,000,000, although in some circumstances they may exceed such amounts. A minimum guarantee may be payable in full at the time of delivery of the completed film to the Company, as in a typical negative pickup arrangement, or in installments following complete delivery of the film to the Company, depending upon the particular arrangement. The rights owner may also receive additional payments as a result of the Company's exploitation of the distribution rights to the film. After receiving a distribution fee (generally a percentage of gross receipts from exploitation of the distribution rights) and recovering its distribution expenses and minimum guarantee, the Company pays the remainder of revenues in excess of an ongoing distribution fee to the rights owner. The Company typically receives a larger share of gross receipts from the distribution of motion pictures for which it has provided a minimum guarantee than when it does not. In addition, at times the minimum guarantee paid by the Company may represent, in amount, all or a substantial portion of the film's production costs. In those circumstances, such as a typical negative pickup entered into by the Company, the Company generally receives worldwide distribution rights in all media and generally will also obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture. As part of the changes in its operational strategy, the Company presently intends to reduce the number of films for which the Company provides minimum guarantees which represent the majority of the final production costs of a film or for which the Company otherwise finances all or substantially all of the films' production costs.

     The Company's commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, the Company's contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank will typically insure delivery of the film to the Company by requiring the producer to purchase a completion guaranty. In order to enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, it may also be necessary for the Company to secure its purchase or acquisition commitment, which, in the past, it has generally done by obtaining the issuance of a letter of credit from the Company's primary lenders, Coutts & Co., a subsidiary of National Westminster Bank plc., and Berliner

Bank A.G. However, as part of the recent change to the Company's credit facility, such lenders will no longer make such letters of credit available, which may limit this practice unless the Company can locate other lenders willing to provide such letters of credit. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In certain situations, the production company or producer of a film may initially obtain certain funds from other distribution companies which obtain distribution rights in certain media or territories (for example, the domestic distribution rights or distribution rights in Japan), from accessing foreign governmental film industry incentive programs (such as programs offered in the past by England, Canada, Australia and New Zealand) or by using its own resources or other resources available to it, and then subsequently approach the Company to supply the remaining funds necessary to complete or co-finance the film in exchange for the Company's obtaining the remaining distribution rights to the motion picture. As part of the changes in the Company's operational strategy, the Company presently intends to seek to increasingly participate in co-financing arrangements whereby the Company, in combination with other equity providers (including producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers) commit to fund a portion of a particular film's production costs. For example, ALEGRIA and ILLUMINATA, two films currently slated for distribution by the Company in 1998, were co-production arrangements of The Cirque de Soleil, Mainstream S.A. and Egmond Film & Television BV; and of Victor Company of Japan (JVC), sogePaq S.A., and Compagnia Distribuzione Internazionale SRL respectively. In addition, the Company also intends to seek to further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies. For example in May 1997, the Company concluded an executive producing arrangement with The Walt Disney Company with respect to a project optioned by the Company entitled "EMILY," whereby the Company will provide the services of Ellen Little, its Co-Chairman, Co-Chief Executive Officer and President, in exchange for an executive producer fee.

     Of the 16 completed films which first became available to the Company for distribution in 1997, only one film, MRS. DALLOWAY, was produced by the Company (through a production company controlled by the Company). The Company does not presently have plans to produce motion pictures itself in 1998. In those circumstances where the Company produces a film, the Company's production subsidiaries typically obtain production financing by obtaining production loans using the Company's minimum guarantee commitment as collateral, at times secured by a letter of credit issued under the Company's credit facility. However, with respect to MRS. DALLOWAY, the Company provided an unsecured minimum guarantee ($500,000 for domestic distribution rights to both MRS. DALLOWAY and DIFFERENT FOR GIRLS) and substantially all of the remaining production funds were provided by pre-sales and gap financing provided by an unaffiliated motion picture financier. The Company attempts to minimize the risks associated with any development and production activities that it conducts, in a variety of ways. The Company does not maintain a substantial staff of creative or technical personnel. The Company also does not own or operate sound stage and related production facilities generally referred to as a "studio" and does not have the fixed payroll, general and administrative and other expenses resulting from ownership of a studio. In addition, in those circumstances where the Company produces a film, the Company generally attempts to acquire fully developed projects ready for pre-production with, when feasible, completed scripts and directors and/or cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of acquisition by the Company of rights in a project, a producer is not formally or informally committed to a project, the Company also may engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

     The following chart provides certain information regarding completed motion pictures first made available to the Company for distribution during 1997. For purposes of the chart, "Sales Agency" refers to those situations where the Company licenses distribution rights to third parties on behalf of the rights owner; "Straight Distribution" refers to those situations where the Company itself licenses distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media; "Minimum Guarantee" refers to those situations where the Company acquires rights to a film in exchange for an agreement by the Company to pay a minimum guaranteed amount upon (or after) delivery of the film to the Company for exploitation; "Negative Pickup" refers to those situations where, upon payment of the minimum guarantee, the Company acquires worldwide rights in all media, including copyright ownership; "Gap Financed" refers to those situations where a lender has lent a portion of the production funds based upon the Company's estimated value of unsold distribution rights; and "Minimum P&A Commitment" refers to those situations where, as part of its acquisition of rights, the Company commits to spend a minimum amount on prints and advertising in connection with domestic theatrical release of the film. The chart includes acquisitions of rights from unaffiliated production companies or other rights owners, as well as from production companies owned or controlled by the Company.


MOTION PICTURE     GENRE        TYPE OF ACQUISITION        TERRITORIES ACQUIRED       SELECTED CAST
TITLE              -----        -------------------        --------------------       -------------
-----
ALIVE AND KICKING  Drama        Minimum Guarantee          The United States          Jason Flemyng (STEALING BEAUTY, ROB ROY),
A/K/A INDIAN                                                                          Antony Sher
SUMMER

THE DESIGNATED     Drama        Minimum Guarantee          The United States          Mike Nichols (director of THE GRADUATE, THE
MOURNER                                                                               BIRDCAGE and POSTCARDS FROM THE EDGE),
                                                                                      Miranda Richardson


                                                                                      (ENCHANTED APRIL, THE
                                                                                      CRYING GAME, DAMAGE)

DIFFERENT FOR      Romantic     Minimum Guarantee          The United States          Rupert Graves (THE MADNESS OF KING GEORGE,
GIRLS              Comedy                                                             DAMAGE, A ROOM WITH A VIEW), Steven
                                                                                      Mackintosh (GENTLEMEN DON'T EAT POETS,
                                                                                      MEMPHIS BELLE)

EAT YOUR HEART     Comedy       Straight Distribution/Gap  Universe, excluding all    Linda Hunt (YEAR OF LIVING DANGEROUSLY),
OUT                             Financed                   rights in the following    Christian Oliver, Laura San Giacomo (PRETTY
                                                           German-speaking countries: WOMAN), Pamela Segall
                                                           Austria, Germany,
                                                           Liechtenstein, Luxembourg
                                                           and Switzerland and the
                                                           television rights to the
                                                           German dubbed version for
                                                           Europe, including the
                                                           former Soviet Union

GODS AND MONSTERS  Drama        Sales Agency/Gap Financed  World, excluding the       Ian McKellen (BENT, RICHARD III, SIX DEGREES
(A.K.A FATHER OF                                           United States and Canada   OF SEPARATION), Brendan Fraser (GEORGE OF THE
FRANKENSTEIN)                                                                         JUNGLE, MRS. WINTERBOURNE, AIRHEADS), Lolita
                                                                                      Davidovich (JUNGLE TO JUNGLE, NOW AND THEN,
                                                                                      INTERSECTION, COBB, RAISING CAIN, BLAZE,
                                                                                      ADVENTURES IN BABYSITTING), Lynn Redgrave
                                                                                      (SHINE, MIDNIGHT)

FIRST TO GO        Comedy       Minimum Guarantee          World, excluding the       Mark Harmon (THE LAST SUPPER, WYATT EARP),
                                                           United States and English- Zach Galligan (CUPID, ICE), Laurel Hollomon,
                                                           speaking Canada            Corin Nemec (THE WAR AT HOME)

GODMONEY           Drama        Minimum Guarantee          World                      Christi Allen (QUIZ SHOW, CLOCKERS, BOXED
                                                                                      MOONLIGHT), Rick Rodney, Bobby Field

JERUSALEM          Drama        Straight Distribution      United States and Canada   Marie Bonnerie, Vif Friberg, Lena Endre,
                                                                                      Pernilla August, Olympia Dukakis (MIGHTY
                                                                                      APHRODITE, MR. HOLLAND'S OPUS, STEEL
                                                                                      MAGNOLIAS, MOONSTRUCK), Max Von Sydow  (A
                                                                                      KISS BEFORE DYING, AWAKENING, HANNAH AND HER
                                                                                      SISTERS)

LIFEBREATH         Drama        Minimum Guarantee          World                      Luke Perry (BUFFY THE VAMPIRE SLAYER, THE
                                                                                      FIFTH ELEMENT), Francie Swift (THE SCARLET
                                                                                      LETTER), Gia Carides (PRIMARY COLORS)

MARCELLO
MASTROIANNI: I     Documentary  Straight Distribution      The United States          Documentary on Marcello Mastroianni
REMEMBER

A MERRY WAR A/K/A  Romantic     Minimum Guarantee          World excluding the UK     Helena Bonham Carter (WINGS OF THE DOVE),
KEEP THE           Comedy                                                             Richard E. Grant (TWELFTH NIGHT, MIGHTY
ASPIDISTRA FLYING                                                                     APHRODITE, PORTRAIT OF A LADY, AGE OF
                                                                                      INNOCENCE)

MRS. DALLOWAY      Drama        Minimum Guarantee/Gap      World excluding The        Vanessa Redgrave (MISSION IMPOSSIBLE,
                                Financed                   Netherlands and certain    SMILLA'S SENSE OF SNOW), Rupert Graves (THE
                                                           rights in the UK           MADNESS OF KING GEORGE, A ROOM WITH A VIEW),
                                                                                      Natascha McElhone (THE DEVIL'S OWN, SURVIVING
                                                                                      PICASSO)

QUIET DAYS IN      Drama        Straight Distribution      World, excluding German-   Peter Dobson (THE FRIGHTENERS, BIG SQUEEZE,
HOLLYWOOD                                                  speaking Europe            FORREST GUMP), Chad Lowe (FLOATING, DO ME A
                                                                                      FAVOR), Daryl Mitchell (WHITE LIES, SGT.
                                                                                      BILKO), Meta Golding (KISS THE GIRLS),
                                                                                      Natasha Gregson Wagner (TWO GIRLS AND A GUY,
                                                                                      LOST HIGHWAY), Bill Cusack (CON AIR, ED WOOD,
                                                                                      THE FUGITIVE), Stephen Mailer (A LEAUGE OF
                                                                                      THEIR OWN, REVERSAL OF FORTUNE)


SIX-STRING         Action       Sales Agency/Gap Financed  World, excluding United    Justin McGuire, Jeffrey Falcon
SAMURAI                                                    States and English-
                                                           speaking Canada

STAND-INS          Drama        Negative Pick-Up           World                      Daphne Zuniga (CITY SCRAPES, NAKED IN THE
                                                                                      COLD SUN, MAD AT THE MOON), Costas Mandylor
                                                                                      (JUST WRITE, VIRTUOSITY, THE DOORS, TRIUMPH
                                                                                      OF THE SPIRIT), Jordan Ladd (NETNAPPED,
                                                                                      NOWHERE, EMBRACE OF THE VAMPIRE), Sammi Davis
                                                                                      (FOUR ROOMS, HOPE AND GLORY, A PRAYER FOR THE
                                                                                      DYING, MONA LISA), Missy Crider (BUGBUST),
                                                                                      Katherine Heigl (WISH UPON A STAR, UNDER
                                                                                      SEIGE 2, KING OF THE HILL), Charlotte Chatton
                                                                                      (TITANIC, HELLRAISER -BLOODLINE, DAKOTA
                                                                                      ROAD).


THE TIC CODE       Drama        Straight Distribution/Gap  World                      Gregory Hines (THE PREACHER'S WIFE, WAITING
                                Financed                                              TO EXHALE, RENAISSANCE MAN, THE COTTON CLUB),
                                                                                      Polly Draper (HUDSON RIVER BLUES, THE PICK-UP
                                                                                      ARTIST, MAKING MR.RIGHT) Christopher George
                                                                                      Marquette (ALWAYS SAY GOODBYE)


THE COMPANY'S FILM LIBRARY OF DISTRIBUTION RIGHTS

     The Company's film library consists of rights to a broad range of films, most of which were produced since 1980. As of April 15, 1998, the Company had various distribution rights to approximately 220 motion pictures (including approximately 77 motion pictures in which the Company owns an interest in the copyright and approximately 58 motion pictures for which the Company acts as sales agent on behalf of the producer or other owner of rights in the film). The Company's distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media of exhibition worldwide or in specified territories.

     In addition to exploitation of distribution rights to motion pictures in its library in the major media (theatrical, video and television), in certain situations the Company is able to exploit various ancillary rights in such films. For example, in September 1997 the Company sold the rights to produce a second sequel and a television series of The Prophecy for $750,000. The Company has also arranged for the music in several motion pictures it has distributed to be released as soundtrack recordings (including KEEP THE ASPIDISTRA FLYING, MRS. DALLOWAY, THE SECRET OF ROAN INISH, PARTY GIRL, THE BIG SQUEEZE, and INFINITY). Although exploitation of these soundtrack and other ancillary rights has not generated significant revenues for the Company to date, the Company's ownership or control of ancillary rights to motion pictures in its library (including interactive rights, remake rights and merchandising rights, among others) may provide future sources of additional revenues.

MAJOR CUSTOMERS

     Since January 1, 1995, only three customers have accounted for more than 10% of the Company's revenues (including for this purpose revenues of Pre-Merger Overseas) in any full fiscal year: none in 1997, three in 1996 (BMG Video with $3,068,000 or 10.7%, Helkon Media Filmvertrieb gmbH with $3,490,000 or 12.2% and Columbia TriStar and its affiliates with $2,940,000 or 10.3%); and one in 1995 (Columbia TriStar and its affiliates with $4,366,000 or 20.1%).

EMPLOYEES

     At April 15, 1998, the Company employed a total of 28 full-time employees. Certain subsidiaries of the Company are, for certain films, subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. In certain circumstances, the Company assumes a production company's obligation to pay residuals to these various entertainment guilds and unions. A new industry-wide collective bargaining agreement with the Screen Actors Guild is scheduled for a ratification vote by the board of the Guild and, assuming board passage, by the members of the Guild. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions (including potentially by the members of the Screen Actors Guild in the event the proposed agreement is not ratified) could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on the business, operations and results of operations of the Company. These organizations have all engaged in strikes and similar activities. The Company believes that its current relationship with its employees is satisfactory.

COMPETITION

     Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with major film studios (including The Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Columbia Pictures, Twentieth Century Fox, Warner Brothers Inc. and MGM/UA) and their affiliates (including such previously independent companies as Miramax, October, and New Line Cinema) which are dominant in the motion picture industry. The Company also competes with numerous independent motion picture production and distribution companies, as well as numerous foreign motion picture production and distribution companies. Many of the organizations with which the Company competes have significantly greater financial and other resources than does the Company. The Company's ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and the Company's ability to identify and acquire distribution rights and to distribute motion pictures successfully. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures by eliminating some available sources of independently produced films and providing greater financial resources to other previously independent companies engaged in the business of acquiring distribution rights to independently produced films and distributing such films.

     Films distributed or financed by the Company also compete for audience acceptance and exhibition outlets with motion pictures distributed and produced by other companies. As a result, the success of any of the films distributed or financed by the Company is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. With respect to the Company's domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States are typically committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some exhibitors specialize in the exhibition of independent, specialized motion pictures and "art-house" films, there is intense competition for screen availability for these films as well. Given the substantial number of motion pictures released theatrically in the United States each year, competition for exhibition outlets and audiences is intense. In addition, there have also been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to such new media, such developments have also resulted in the popularity and availability of alternative and competing forms of leisure time entertainment, including pay/cable programming, and home entertainment equipment such as videocassettes, interactive games and computers.

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

     The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company sometimes, although not always, submits its motion pictures for such ratings. In certain circumstances, motion pictures that the Company does not submit for rating to the Code and Ratings Administration of the MPAA might have received restrictive ratings had such motion pictures been submitted for rating, including, in some circumstances, the most restrictive rating, which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures (or motion pictures receiving the most restrictive rating) may not be exhibited by certain theatrical exhibitors or in certain locales, thereby potentially reducing the total revenues generated by such films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies (which consist primarily of the "major" films studios referred to in "Competition" above) implemented a system to rate television programs. At this time such television rating system has not had a material adverse effect on the motion pictures distributed by the Company. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. There can be no assurance that current and future restrictions on the content of motion pictures may not limit or adversely affect the Company's ability to exploit certain motion pictures in certain territories and media.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069 and consist of approximately 10,000 square feet leased by the Company, the lease for which expires on September 30, 2002. Currently the monthly lease rate is $2.00 per square foot. Under the terms of the lease, the Company will also pay a percentage of operating costs, above a base year calculation, beginning in October 1999. The Company does not maintain any studio facilities or own any real estate, and its lease is with an unaffiliated party.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not, as of  April 15, 1998,  a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "OSFG." The Company's 4,500,000 Warrants to Purchase Common Stock (each warrant entitling the registered holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment, until 5:00 p.m. New York City time on February 16, 2002) (the "Warrants") are also quoted on the OTC Bulletin Board under the Symbol "OSFGW." The following table sets forth the high and low closing bid quotations for the periods indicated. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

                                    COMMON STOCK               WARRANTS

FISCAL 1996                      HIGH          LOW          HIGH        LOW

First Quarter                   $4-3/4       $4-3/5       $1           $5/8
Second Quarter                  5-5/16        4-5/8        1-3/8       11/16
Third Quarter                   5-5/16        5-1/8        1-3/8        7/8
Fourth quarter                   5-3/8        4-5/8        1-3/8        1/2


FISCAL 1997                      HIGH          LOW          HIGH        LOW

First Quarter                    4-5/8        3-1/2          1         19/64
Second Quarter                  3-9/32        1-3/8         1/2         1/8
Third Quarter                   2-13/16      1-13/16        3/8         1/4
Fourth Quarter                   2-3/8          2           3/8         1/4


FISCAL 1998

First Quarter                    2-1/2       1-13/16        5/16        1/8
Second Quarter (through April    2-1/8       1-21/32        3/16        3/16
23, 1998)

HOLDERS

     As of April 21, 1998, there were approximately fourteen holders of record of the Company's Common Stock, and there were 5,732,778 shares of Common Stock issued and outstanding of the 25,000,000 shares authorized. As of April 21, 1998, there were approximately six holders of record of the Company's Warrants. See note 8 of the notes to the Company's Consolidated Financial Statements for information regarding certain additional securities which have been issued by the Company.

DIVIDENDS

     The Company has not paid cash dividends on its Common Stock (other than S Corporation distributions made by Pre-Merger Overseas to its stockholders) and the Company presently intends to retain future earnings to finance the expansion and development of its business and not pay dividends on its Common Stock. Any determination to pay cash dividends in the future would be at the discretion of the Company's Board of Directors and would be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors. In addition, certain covenants in the Company's credit facility substantially restrict payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected financial data for the Company which has been derived from the Company's financial statements as of and for each of the five years ended December 31, 1997 which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the related notes thereto included elsewhere herein, and "Item 7 - Management's Discussion and Analysis of Financial Condition And Results Of Operations."

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------

                                                   1993            1994             1995             1996               1997
                                                   ----            ----             ----             ----               ----
Statement of Operations Data:

Revenues                                        $17,951,977    $20,734,094        $21,672,510      $28,677,571      $22,494,256
Film costs                                       13,962,255     16,395,902         16,320,694       23,058,000       19,152,847
Selling, general and administrative               2,401,509      2,151,214          2,721,745        3,595,660        3,509,122

Income (loss) from operations                     1,588,213      2,186,978          2,630,071        2,023,910        (167,713)
Income (loss) before income taxes                 1,997,872      2,441,960          2,894,066        1,665,269        (837,277)
Income taxes(1)                                     300,628        296,487            432,905        3,131,367        (293,357)
Net income (loss)                                 1,697,244      2,145,473          2,461,161       (1,466,098)       (543,920)

Basic and diluted net income (loss) per share           .53            .68                .77             (.41)           (.09)
Weighted average number of shares outstanding     3,177,778      3,177,778          3,177,778        3,611,111       5,747,778


                                                                          AS OF DECEMBER 31,
                                                                          ------------------

                                                1993              1994            1995              1996              1997
                                                ----              ----            ----              ----              ----
BALANCE SHEET DATA:
Film costs, net of accumulated
 amortization                               $10,808,032       $12,377,123      $17,349,071       $28,358,324       $29,740,567
Total assets                                 20,311,146        24,684,518       28,954,796        40,803,685        46,560,320
Notes payable, banks                          3,700,000         6,058,279        7,421,893        16,607,137        23,142,184
Total liabilities                            11,993,609        14,874,057       17,506,422        28,611,919        34,999,208
Total equity                                  8,317,537         9,810,461       11,448,374        12,191,766        11,561,112



NOTES TO SELECTED FINANCIAL DATA

     (1) From January 1, 1989 to October 31, 1996, Pre-Merger Overseas operated as an S Corporation under Subchapter S of the Internal Revenue Code. During the year ended December 31, 1996, the Company recorded a one-time, non-recurring deferred federal income tax charge of $2,600,000 relating to the termination of Pre-Merger Overseas' S corporation status which occurred upon the date of the Merger, October 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company specializes in the acquisition and worldwide license or sale of distribution rights to independently-produced feature films in a wide variety of genres. The Company obtains rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including theatrical, video, pay television, free television, satellite and other ancillary rights) of such motion pictures to various sub-distributors in the United States and in foreign markets, as well as directly distributing certain motion pictures in the domestic theatrical market under the name "First Look Pictures." The licensing of distribution rights to foreign distributors and sub-distributors in the major international territories or regions has historically been the Company's primary focus, accounting for a substantial portion of the Company's total revenues. In fiscal 1995, 1996 and 1997, approximately 66%, 72% and 77% of the Company's revenues were derived from such activities.

     The films distributed by the Company in 1997 generally performed disappointingly, in part due to (i) changes in the marketplace for independent films including the reduced demand by retail video stores and video subdistributors for films which have not had significant theatrical release (none of the six films released theatrically in the United States by the Company through First Look Pictures in 1997 generated more than $211,000 in United States box office receipts and nine films first available for distribution by the Company in 1997 had no theatrical release), (ii) the failure of films released theatrically by the Company in the U.S. to achieve significant audience and subdistributor acceptance, and (iii) the weakened demand for film rights in Asia due to the region's recent financial crisis. In order to seek to improve the Company's cash flow and address the factors which led to the disappointing performance of the Company's films in 1997, as well as in response to the operating limitations imposed by the recent agreement between the Company and its commercial lenders with respect to the Company's credit facility, the Company has been implementing changes in its operational strategies.

     The Company presently intends to alter the frequency in which it engages in various acquisition, distribution and financing arrangements by (i) reducing the number of films for which the Company provides minimum guarantees which represent the majority of the final production costs of a film or for which the Company otherwise finances all or substantially all of the film's production costs; (ii) acting as sales agent or engaging in "straight distribution" more frequently than in recent years (including under "gap financing" arrangements); (iii) limiting the instances in which the Company itself produces motion picture projects; and (iv) reducing the number of films First Look Pictures releases annually. The Company currently anticipates that, in most circumstances, it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release. In addition, the Company presently intends to increasingly participate in co-financing arrangements, further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies, emphasize films with more recognizable cast, directors and producers and greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) and which may accordingly have broader appeal in the competitive theatrical market--and seek to develop relationships with emerging and established talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company. For additional information on these operational strategies, See "Item 1--Strategic Objectives," "Motion Picture Distribution by the Company," and "Acquisition of Rights by the Company, Production and Financing" below. No assurances can be given that any or all of such strategies will be fully or partially realized, as their successful implementation depends upon, among other things, the ability of management of the Company to implement such strategies and the availability of sufficient capital. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future.

GENERAL

     In situations where, prior to the availability of a motion picture, the Company is paid a minimum guarantee or other payment from the licensing of distribution rights to foreign or domestic sub-distributors, the minimum guarantee or other payment is recorded as deferred revenue and is recognized at such time as the motion picture is available for release by the sub-distributor. In most other cases, revenue is recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. The timing of actual cash payments by sub-distributors to the Company of minimum guarantees and other amounts earned by the Company varies in accordance with the contractual terms of each agreement. Certain payments to the Company are made prior to the recognition of income while other payments to the Company are made after revenue is recognized. When the Company distributes a motion picture directly to the domestic theatrical market, revenue is recognized over the period of exhibition of the motion picture. However, cash payments to the Company by a theatrical exhibitor typically are not made until the close of the film's engagement in the exhibitor's theaters or chain of theaters. Since the Company's specialized or "art-house" releases can at times have extended runs and are often exhibited by a substantial number of independent theatre owners for which it can be comparatively more difficult to monitor and enforce timely payment than with national theatre chains, payment to the Company by theatre chains is often not made for four to nine months from initial release for successful releases, or longer. Revenues from the direct license by the Company of distribution rights to a pay television service are generally recognized at such time as the motion picture is available for telecast by such service and the license agreement begins. Cash payments to the Company from such services are generally made from between 60 and 90 days after the initial airing of the film on the pay television service.

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

     The following table sets forth the Company's unamortized film costs as of December 31, 1995, 1996 and 1997:


                                                            As of December 31,
                                                            ------------------
                                             1995              1996             1997
Films in release,
   net of accumulated amortization        $12,162,975       $25,838,106      $26,781,682
Films not yet available for release         5,186,096         2,520,218        2,958,885
                                          -----------       -----------      -----------

                                          $17,349,071       $28,358,324      $29,740,567
                                          -----------       -----------      -----------
                                          -----------       -----------      -----------



The increases in unamortized film costs from fiscal 1995 to 1996 and from fiscal 1996 to 1997 generally reflect expansion of the Company's operations, including increased acquisition of motion picture rights, and financing of motion picture production. Based upon the Company's estimate as of December 31, 1997 of projected gross revenues, approximately 75% of unamortized film costs applicable to films released as of such date are currently expected by the Company to be amortized over the three-year period ending December 31, 2000.

     The Company typically acquires distribution rights in a motion picture for a specified term in one or more territories and media. See "Item 1 - Business -Acquisition of Rights by the Company, Production and Financing."
In some circumstances, the Company also acquires the copyright to the motion picture. The arrangements the Company enters into to acquire rights may include the Company agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Company dramatically increase to the extent the Company takes such actions. The Company committed to pay an advance or minimum guarantee or advance print and advertising costs with respect to approximately nine films initially released in 1997 (for an aggregate commitment in excess of the aggregate "pre-sale" or "pre-license" commitments obtained from sub-distributors with respect to such films of approximately $5,854,750). The Company also incurs significant risk to the extent it engages in development or production activities itself (although the Company does not currently have any plans to produce any motion picture projects in 1998). While the Company may, in certain circumstances, reduce some of the foregoing risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors, the risks incurred by the Company are generally greater the greater the "investment" by the Company in a motion picture. This "investment" by the Company in a motion picture includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Options and warrants representing common shares of 7,402,500 and 7,382,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted earnings per share calculation for the years ended December 31, 1997 and 1996, respectively, because they were anti-dilutive. The Company has adopted SFAS No. 128 for the year ended December 31, 1997 and has restated prior periods presented to conform to SFAS No. 128.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues decreased by $6,183,315 (21.6%) to $22,494,256 for the year ended December 31, 1997 from $28,677,571 for the year ended December 31, 1996. The decrease in revenues was due in part to the timing of revenue recognition under applicable accounting standards and the nature of the films first available for distribution in the year ended December 31, 1997 compared to films first available for distribution in the year ended December 31, 1996. In situations where the Company licenses distribution rights of a particular film to subdistributors prior to the availability of the motion picture in exchange for a minimum guaranteed payment ("pre-sales"), the pre-sales are not recognized. Instead, the pre-sales are recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. For the year ended December 31, 1996, of the films first available for distribution, four films had pre-sales in excess of $2,000,000 each. By comparison, for the year ended December 31, 1997 one film became available with pre-sales in excess of $2,000,000. The decrease in revenues also resulted from an increasing preference of retail video stores and video subdistributors in the United States and internationally for films which have achieved significant theatrical box-office success, and decreased revenues generated by the Company's domestic theatrical releasing operation, First Look Pictures (approximately $358,081 for the year ended December 31, 1997 compared to approximately $1,490,882 for the year ended December 31, 1996). Additionally, included in the revenues for the year ended December 31, 1997 were approximately $1,448,000 of revenues from sales and licenses of distribution rights to subdistributors relating to the territories of Asia, a reduction of 54% from approximately $3,122,000 in 1996. The decrease is partly due to the general economic difficulties the region is currently experiencing which may impact revenues in future periods.

     Film costs as a percentage of revenues increased to 85.1% for the year ended December 31, 1997 from 80.4% (after certain reclassifications for the year ended December 31, 1996. This increase was primarily due to increased write downs to net realizable value of various film costs including JERUSALEM ($212,711), THE DESIGNATED MOURNER ($895,428), JOHNS ($270,000) and ALIVE AND KICKING a.k.a. INDIAN SUMMER ($121,586). Additionally, although the Company recognized approximately $2,439,112 in gross revenues relating to these four films as well as two films written down in 1996 (INFINITY and THE BIG SQUEEZE), no gross margin resulted from these revenues. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film, and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $86,538 (2.4%) to $3,509,122 for the year ended December 31, 1997 from $3,595,660 for the year ended December 31, 1996. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to decreased bad debt expense as well as a reduced bad debt reserve (approximately $269,550), reduced compensation as a result of fewer personnel (approximately $105,369), the reduction of reimbursed overhead inccurred by a sales representative located in the U.K. (approximately $79,696) and general cutbacks in various additional operational areas. The savings were partially offset by increased costs in the administrative areas related to compliance with SEC reporting requirements as well as other costs associated with the Company being a publicly traded corporation, including accounting fees (approximately $122,784), legal expenses (approximately $132,570), directors and officers insurance (approximately $80,017), corporate publicity (approximately $105,014) and other related expenses.

     Net other expense increased by $310,922 (87%) to $669,564 for the year ended December 31, 1997 from $358,642 (after certain reclassifications) for the year ended December 31, 1996. The increase resulted from increased interest expense, net of capitalized interest, of $284,483 over the prior year primarily relating to debt associated with film facilities. The Company capitalizes interest associated with its acquisition of motion pictures to the applicable motion picture's film costs during the film's acquisition period which includes creation of marketing materials, until such pictures are fully delivered and available.

     As a result of the above, the Company, incurred a loss before income taxes for the year ended December 31, 1997 of $837,277 compared to income before income taxes of $1,665,269 for the year ended December 31, 1996.

     The Company's tax provision for 1997 includes a federal income tax benefit of $505,800 relating to the pre-tax loss recognized in 1997. The balance of the income tax provision includes a state income tax benefit for 1997 of approximately $18,800 and foreign tax withholdings of approximately $231,243 on revenues generated in certain countries during 1997 that are required to withhold taxes on film royalties paid to a U.S. company.

Pre-Merger Overseas was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes for periods from 1989 through the date of the Merger. See "Certain Tax Related Matters" below.
The Company's tax provision for 1996 includes a one-time, non-recurring deferred federal income tax charge of approximately $2,600,000 relating to the termination of Pre-Merger Overseas' S corporation status which occurred immediately upon the Merger (October 31, 1996). The balance of the income tax provision for the year ended December 31, 1996 represents federal income tax of approximately $190,000 on income of the Company for the two months following the Merger, state income taxes for the year of approximately $110,000 and foreign tax withholdings of approximately $231,367. The Company's effective tax rate decreased to approximately 35% for the year ended December 31, 1997 to approximately 188% for the year ended December 31, 1996 primarily as a result of the non-recurring deferred federal income tax charges occurring in 1996.

     As a result of the foregoing the Company had a net loss for the year ended December 31, 1997 of $543,920 compared to a net loss for the year ended December 31, 1996 of $1,466,098.

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

     Film costs as a percentage of revenues increased to 80.4% (after certain reclassifications) for the year ended December 31, 1996 from 75.3% for the year ended December 31, 1995. This increase was primarily due to a write down of approximately $674,000 on the film "Infinity" and approximately $88,000 on the film "The Big Squeeze." Additionally, although the Company recognized $4,568,774 in gross revenues relating to these two films, no gross margin resulted from either film.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $873,915 (32.1%) to $3,595,660 for the year ended December 31, 1996 from $2,721,745 for the year ended December 31, 1995. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to generally greater numbers of personnel in the year ended December 31, 1996 over that of the prior year, increased personnel costs related thereto, and bonuses of approximately $175,000 paid to the Company's executive officers (other than Ellen Dinerman Little and Robert B. Little) relating to the Merger. Additionally, bad debt expense reflecting subdistributor cancellations for the year ended December 31, 1996 was approximately $100,000 greater than the year ended December 31, 1995.

     Other income (expense) decreased by $622,637 (236%) to ($358,642) for the year ended December 31, 1996 from $263,995 for the year ended December 31, 1995. The decrease was primarily the result of increased interest expense, net of capitalized interest, of $479,546 over the prior year, as well as decreased discounts from suppliers of approximately $85,000 in the year ended December 31, 1996 compared to December 31, 1995 and approximately $44,000 less income from the rental of certain editing equipment that was sold in 1995.

     As a result of the above, the Company, had income before taxes for the year ended December 31, 1996 of $1,665,269 compared to income before taxes of $2,894,066 for the year ended December 31, 1995.

     Pre-Merger Overseas was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes for periods from 1989 through the date of the Merger. See "Certain Tax Related Matters" below. The Company's tax provision for 1996 includes a one-time, non-recurring deferred federal income tax charge of approximately $2,600,000 relating to the termination of Pre-Merger Overseas' S corporation status which occurred immediately upon the Merger. The balance of the income tax provision for the year ended December 31, 1996 represents federal income tax of approximately $190,000 on income of the Company for the two months following the Merger, state income taxes for the year of approximately $110,000 and foreign tax withholdings of approximately $231,000 on revenues generated in certain countries during the year that are required to withhold taxes on film royalties paid to a U.S. company. As a result of the federal income taxes for the two months following the merger, the Company's effective tax rate, exclusive of the one-time, non recurring deferred federal income tax charge, increased to approximately 32% for the year ended December 31, 1996 compared to 15% for the year ended December 31, 1995.

     As a result of the foregoing including the one time, non-recurring deferred federal income tax charge, the Company had a net loss for the year ended December 31, 1996 of $1,466,098. This is in comparison to net income of $2,461,161 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. Apart from the funds provided as a result of the Merger of Pre-Merger Overseas with EMAC, the principal sources of funds for the Company's operations in the past have been cash flow from operations and bank borrowings, primarily through the Company's credit facility described below.

     The Company's cash flows provided by/(used in) operating, investing and financing activities in 1995, 1996 and 1997 were as follows:

                              Year Ended December 31,
                        1995            1996           1997
Operating......      $21,352,387     $18,276,355    $14,517,735
Investing......      (21,376,982)    (33,923,848)   (20,090,234)
Financing......          540,366      13,480,620      6,524,404

Cash flow from operating activities consists primarily of cash collections generated by the sale, license or other exploitation of distribution and other film rights by the Company. The reduction in cash flows provided by operating activities from 1995 to 1996 and from 1996 to 1997 generally represents decreased cash flows provided by sales and licensing of distribution rights by the Company due to general market conditions for video rights, as well as an increase in accounts receivable balances. As part of the changes in its operational strategy and in order to improve cash flow, the Company has also implemented certain reductions in overhead including reductions in personnel (the Company had 28 full time employees at April 15, 1998, a reduction of 12 full time employees from April 15, 1997). The Company is also currently considering additional reductions in overhead. Investing activities consist primarily of additions to film costs (primarily production, acquisition and distribution costs), but also include expenditures on property and equipment and other activities that utilize cash. The changes in cash flows used in investing activities from 1995 to 1996 and from 1996 to 1997 generally represent varying investment in film costs relating to availability of funds for such purpose. Financing activities include the funds provided by the Merger in 1996, as well as bank or other borrowings, and other activities that give rise to additional cash to the Company decreased for periods prior to the Merger by distributions to the stockholders of Pre-Merger Overseas and decreased for periods after the Merger by payments made on the $2,000,000 Merger Note issued to the Company's principal stockholders and executive officers, Ellen Dinerman Little and Robert B. Little, as part of the consideration to them in the Merger. The Merger Note provides that it is payable in monthly installments of principal and interest of $41,517 over a five year period ending October 1, 2001, bears interest at the rate of 9% per annum, and is secured by a security interest (subordinate to the security interest of the lenders under the Company's credit facility) in substantially all of the Company's assets. As described below, payments on the Merger Note are currently being deferred.

     The Company has a credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender (collectively, the "Lenders"). Prior to the recent amendment of the Syndication Agreement, described below which among other things, altered availability under the Credit Facility, the Syndication Agreement provided for total borrowings of $27,000,000, of which up to $5,000,000 could be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local
Line"), and up to $21,000,000 could be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate
("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film, which percentage fee in 1997 amounted to an aggregate of approximately $10,000.

     The Company borrowed funds under Film Facilities' on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. The Syndication Agreement required Coutts and Berliner to approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities were also available to be issued as letters of credit or bank guarantees. As of December 31, 1997, an aggregate of approximately $16,233,844 was outstanding under the Film Facilities (including an aggregate of approximately $3,874,702 in principal and accrued interest under three Film Facilities which had matured and were under review by the lenders and $10,592,508 in principal and accrued interest under ten Film Facilities scheduled to mature during 1998) and $5,908,340 was outstanding under the Operating Facility, at an average interest rate on all such outstanding amounts of approximately 8.72% per annum. As of December 31, 1997, $1,000,000 in face amount of letters of credit had also been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $1,000,000 was outstanding as of December 31, 1997 bearing interest at 7.250% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

     The Syndication Agreement which is secured by substantially all of the assets of the Company and its subsidiaries, contains a number of covenants and other requirements, including requirements that the Company maintain a certain consolidated net worth and that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks; requirements that may substantially restrict the payment of dividends by the Company. The Syndication Agreement also, among other things, restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance on Ms. Little, Mr. Little and Mr. Lischak of $6,750,000. Events of Default under the Syndication Agreement include, among other things, a change of control of the Company, the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements, the failure of the Littles, together with their director nominees (See "Item 10 - Directors and Executive Officers of the Registrant - Management Arrangements"), to constitute a majority of the Board of Directors of the Company, or a decrease in the Little's ownership in the Company below certain levels.

     The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement was originally scheduled to expire on May 9, 1997, the date of the annual review. The Company and the Lenders extended the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement to November 30, 1997. In addition, in mid-1997, in order to address what the Company anticipated as a need for additional liquidity occasioned by the disappointing worldwide performance of recent films acquired by the Company and the maturity of various Film Facilities under the Credit Facility, the Company began discussions with the Lenders for the Lenders to make additional amounts available to the Company under the Operating Facility and to further extend the commitment to lend. As part of the discussions, Ms. Little and Mr. Little agreed to defer payments to them under the Merger Note. During 1997, an aggregate of approximately $207,584 in principal and interest was paid to the Littles under the Merger Note and approximately $290,616 was deferred.

     The Company's discussions with the Lenders continued through 1997 and the first quarter of 1998. During such period, the Lenders permitted additional borrowing under the Operating Facility of $908,340 with a corresponding reduction in aggregate borrowing availability under the Film Facilities. On April 14, 1998, the Company and the Lenders entered into an agreement (the "Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement to April 9, 1999, subject to continued compliance by the Company with the Syndication Agreement and the terms of the Facility Amendment, as well as to Berliner Board approval (which was subsequently obtained), and establishment of the guarantee detailed below.

     As of the date of the Facility Amendment, an aggregate of approximately $15,261,851 was outstanding under the Film Facilities, an aggregate of approximately $5,908,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which approximately $520,000 was then outstanding). Pursuant to the Facility Amendment, the Company and the Lenders also agreed to make up to an additional $1,325,660 available under the Operating Facility (above the $5,908,340 then outstanding) to a total of $7,234,000 ($50,000 of such amount being available to pay the fee to the Lenders in connection with the Facility Amendment) with the timing of the availability to be substantially in accordance with agreed cash flow schedules. Pursuant to the Facility Amendment, the Company and the Lenders also agreed that the Film Facilities would no longer be a revolving credit line and sums repaid cannot be reborrowed. The Lenders agreed, however, that in addition to the amounts then outstanding under the Film Facilities, the Company can borrow an additional $1,850,000 to pay a minimum guarantee with respect to the film ILLUMINATA which has been co-financed by the Company and for which production costs were funded by Coutts.

     As part of the Facility Amendment, the Company and the Lenders agreed to extend the maturity of nine Film Facilities (under which an aggregate of $10,553,465 in principal and accrued interest was then outstanding) which have matured or would otherwise mature in 1998. As a result, the Company currently anticipates that during the next twelve months, four Film Facilities (under which an aggregate of approximately $2,963,806 in principal and accrued interest was outstanding as of the date of the Facility Amendment) will mature. Additionally, the Company and the Lenders agreed that net receipts from films financed under repaid Film Facilities will be used to reduce other Film Facilities after the particular Film Facility has been repaid. As part of the Facility Amendment, the Company also agreed to additional covenants and requirements, including: (i) providing a series of additional monthly financial reports to the Lenders, (ii) obtaining written approval of the Lenders prior to entering into any new rights acquisitions or commitments and (iii) obtaining written approval of the Lenders prior to committing to spend amounts in connection with distribution expenses and costs for prints and advertising. The Credit Facility generally requires the Company to maintain a net worth of at least $12,000,000. At December 31, 1997, the Company's net worth calculated in accordance with such provision was $11,561,112. As part of the Facility Amendment, the Lenders reduced the minimum net worth required to $11,000,000 subject to further review on April 14, 1999 and waived any prior non-compliance with such covenant. The Lenders also waived certain covenant provisions relating to ordinary course liabilities.

     As part of the Facility Amendment, Ms. Little and Mr. Little agreed to continue deferral of payments under the Merger Note. Payments under the Merger Note will accrue but payment shall be deferred until outstanding borrowings under the Operating Facility are reduced to at least $5,000,000, the Company and the Lenders view such reduction as permanent, and not before May 1999. The Merger Note will be extended for the period of time payments are deferred, the deferred payments will continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At April 15, 1998, an aggregate of approximately $1,940,097 in principal and interest was outstanding under the Merger Note (including an aggregate of approximately $456,684 in previously deferred payments of principal and interest).

     As part of Facility Amendment, Ms. Little and Mr. Little have also agreed to personally guarantee for the benefit of the Lenders all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility; provided that the guarantee will be extinguished when the amounts outstanding under the Operating Facility are permanently reduced to less than $6,000,000.

     In connection with the Merger, the Littles also received an unsecured promissory note (the "Life Insurance Note") of the Company in the principal amount of $137,061 representing the cash value on the date of the Merger of certain life insurance policies under which the Company was named as the beneficiary. The promissory note bears interest at the rate of 9% per annum, matured on October 31, 1997, and is currently due and payable. At April 15, 1998, the aggregate amount outstanding (including accrued interest) under such promissory note was approximately $155,455. In addition to the amounts payable to the Littles under the Insurance Note, certain other amounts are currently due to the Littles currently estimated to be, including an aggregate of $100,000 in bonuses to the Littles earned by them in 1996 and 1997, and reimbursement of approximately $30,845 in expenses as provided in their employment agreements with the Company. Additionally, the Company and the Littles are discussing the amount of payments due to the Littles under the provisions of a tax reimbursement agreement (the "Tax Reimbursement Agreement"). The Company currently estimates that $200,000 will be payable to the Littles.

     In December 1997 and February 1998, the Littles loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release by the Company of MRS. DALLOWAY as the Lenders declined to loan such funds. The loan is secured by an assignment of domestic revenues of MRS. DALLOWAY (currently subordinate to the security interest of the Company's commercial lenders), bears interest at the rate of 9% per annum, and is to be repaid as and when revenues from MRS. DALLOWAY, and the Company's release, DIFFERENT FOR GIRLS, are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Lenders with respect to DIFFERENT FOR GIRLS or at such time as the Company's primary Lenders allow repayment from other sources). At April 15, 1998, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $407,500. Other than the guarantee provided by the Littles in connection with the Facility Amendment and the foregoing loan with respect to MRS. DALLOWAY, the Littles are not obligated to provide any funds to the Company or to guarantee or secure the Credit Facility or any borrowings of the Company in the future.

     As of December 31, 1997, the Company had cash and cash equivalents of $1,179,133 compared to cash and cash equivalents of $353,689 as of December 31, 1996. The difference relates primarily to collections of various substantial license fees near the end of the year ended December 31, 1997. Additionally, at December 31, 1997, the Company had restricted cash of $172,498 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1996 was $46,037.

     In addition to the Company's obligations reflected on the balance sheet as of December 31, 1997, as of such date the Company had contractual obligations for advances and minimum guarantee payments of $6,437,500 contingent upon completion and delivery of certain motion pictures.

As of December 31, 1997, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $800,250.

     The Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 8, 1998, the principal balance of which at April 15, 1998 was approximately $186,613 in principal and accrued interest.

     During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films, including up to approximately three First Look Pictures releases (but exclusive of films where the Company acquires primarily re-issue rights). As the Facility Amendment provides that no new Film Facilities will be established (except with respect to one designated film) and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its operational activities, including obtaining pre-sale commitments and funds from gap financing. However, there can be no assurance as to the future availability of pre-sales and gap financing. In addition, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

     The Company believes that its existing capital, funds from operations, and other available sources of capital (including funds obtained through pre-sales and gap financing) will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to subdistributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

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

IMPACT OF YEAR 2000

     The Company has assessed its computer systems in order to determine whether such systems recognize the year 2000. All of the Company's systems are year 2000 compliant except for the Company's accounting system. As a result of such assessment, the Company intends to upgrade its accounting system. The upgrade is intended to expand the capabilities of the system and resolve the year 2000 issues associated with the current system. The Company currently plans to complete the upgrade of the accounting system by October 1998 at an anticipated cost to the Company of approximately $10,000. The Company does not currently have a basis upon which to estimate the impact on the Company of year 2000 non-compliance by the Company's major licensees and subdistributors. It is possible that non-compliance to year 2000 concerns by the Company's major licensees and subdistributors could have a material adverse effect on the Company, by, for example, delaying payments by such parties. At this time, the Company does not have plans to institute a program to review year 2000 compliance by its major licensees and subdistributors in order to determine exposure to year 2000 issues.

EXCHANGE RATE CONSIDERATIONS

     A significant portion of the Company's revenue (approximately 77% in 1997) is from the distribution of motion pictures and the licensing of distribution rights in territories outside the United States. The Company's financial results and results of operations could be negatively affected by such factors as changes in foreign currency exchange rates and currency controls, as well as trade protection measures, motion picture piracy, content regulation, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions or natural disasters. See Item 1. "Motion Picture Distribution by the Company." Because the Company's contracts are typically denominated in U.S. dollars, advances and minimum guarantees of sublicense fees payable to the Company by foreign sub-distributors, and advances and minimum guarantees to be paid by the Company to foreign producers in connection with the acquisition of distribution rights, are generally unaffected by exchange rate fluctuations. However, to the extent the Company's agreements with foreign sub-distributors require such sub-distributors to pay the Company a percentage of revenues in excess of any advance or minimum guarantee, fluctuations in the currencies in which such revenues are received by the sub-distributor may affect the amount of U.S. dollars received by the Company in excess of any minimum guarantee. Exchange rate fluctuations could also affect the ability of sub-distributors to bid for and acquire rights to motion pictures distributed by the Company. Exchange rate fluctuations have had an impact on the Company's results of operations in the past year. See Item 1. "Motion Picture Distribution by the Company."

CERTAIN TAX RELATED MATTERS

     The Company is subject to federal and state corporate income tax. In addition, certain foreign jurisdictions require tax withholding on revenues payable to the Company by foreign sub-distributors in such territories. From January 1989 until October 31, 1996, Pre-Merger Overseas was treated for federal (but not state) income tax purposes as an S Corporation. As a result, Pre-Merger Overseas' taxable income during this period was taxed for federal purposes directly to the Pre-Merger Overseas stockholders (Ellen Dinerman Little, Robert B. Little and William F. Lischak), rather than to Pre-Merger Overseas. Pursuant to the Merger Agreement, the Company entered into a Tax Reimbursement Agreement, dated October 31, 1996, with Ms. Little, Mr. Little and Mr. Lischak. Under the Tax Reimbursement Agreement, the Company agreed to reimburse these individuals for up to $400,000 of federal income taxes payable for the short 1996 S corporation taxable year of Pre-Merger Overseas ending at the time of the Merger (the "1996 Reimbursement Amount"). As Pre-Merger Overseas reported a taxable loss for the short 1996 S corporation taxable year, no amounts are currently payable to the stockholders of Pre-Merger Overseas under this provision in the Tax Reimbursement Agreement.

     The corporate income tax returns of Overseas Filmgroup for its 1992 and 1993 fiscal years were recently audited by the Internal Revenue Service ("IRS") and returns for the 1994, 1995, 1996 and 1997 fiscal years, (the latter of which is currently on extension for filing) remain open to audit. As a result of the IRS audit of the 1992 and 1993 fiscal years returns, certain foreign tax credits reported by the Company and claimed by Ms. Little and Mr. Little, as S corporation shareholders, were denied, and assessment of additional federal income tax was made against Ms. Little and Mr. Little in the amount of approximately $275,000. In the absence of the Tax Reimbursement Agreement, the stockholders of Pre-Merger Overseas during such periods, and not the Company, would be responsible for any tax liability assessed as a result of any federal income tax audits of pre-Merger periods because of the S corporation status for such periods. Under the Tax Reimbursement Agreement, the Company agreed to indemnify the three stockholders of Pre-Merger Overseas for any federal income tax liabilities of theirs (including penalties and interest) arising from any adjustment to the income, deductions or credits of Pre-Merger Overseas for periods prior to the Merger, together with any federal and state income tax arising from such indemnity payments. The Company's reimbursement obligations are limited to $150,000 (plus any of the $400,000 1996 Reimbursement Amount not used to reimburse such individuals for their federal income taxes for the short 1996 S Corporation taxable year), except with respect to adjustments to the Company's income, deductions or credits which are reasonably expected to result in decreases to the Company's income or increases in its deductions or credits after the Merger. The Company and the Littles are discussing the amount of payments due to the Littles under the provisions of the Tax Reimbursement Agreement. The Company currently estimates $200,000 will be payable to the Littles. For purposes of the Consolidated Financial Statements of the Company, accrued expenses as of December 31, 1997 include a $200,000 estimate of the aggregate payments to be made to the shareholders of Pre-Merger Overseas pursuant to the Tax Reimbursement Agreement. No payments have been made under the Tax Reimbursement Agreement through April 15, 1998.

     For federal income tax purposes, the company has available tax loss carryforwards of approximately $1,812,000 which expire in 2011 and foreign tax credits of approximately $336,000 which expire between 2001 and 2002.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISLCOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the current directors and executive officers of the Company:




 NAME                     AGE   CURRENT POSITION WITH THE COMPANY
 ----                     ---   ---------------------------------
 Robert B. Little         53    Co-Chairman of the Board and Co-Chief Executive Officer

 Ellen Dinerman Little    56    Co-Chairman of the Board, Co-Chief Executive Officer and President

 Stephen K. Bannon        44    Vice Chairman of the Board, Chairman of the Executive Committee
                                of the Board

 William F. Lischak       40    Chief Operating Officer, Chief Financial Officer, Secretary and
                                Director

 MJ Peckos                43    Senior Vice President, Domestic Distribution and Marketing

 Christopher Trunkey      31    Senior Vice President, Finance and Accounting

 Alessandro Fracassi      46    Director

 Jeffrey A. Rochlis       52    Director

 Scot K. Vorse            37    Director


     The directors of the Company are divided into three classes having terms expiring at the annual meeting of the Company's stockholders in 1998 (Ellen Dinerman Little and Scot K. Vorse), 1999 (William F. Lischak, Jeffrey A. Rochlis and Alessandro Fracassi) and in 2000 (Robert B. Little and Stephen K. Bannon), or such later dates as their successors are elected and have qualified. At each annual meeting of stockholders, successors to the class of directors whose terms expire at such meeting will be elected to serve for three-year terms and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors, subject to any applicable employment agreements. See "Employment Agreements" below. See also "Management Arrangements" below for a description of certain arrangements regarding the election of directors. Ellen Dinerman Little and Robert B. Little are married to each other.

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

     STEPHEN K. BANNON has been a director of the Company since its incorporation as EMAC in December 1993. Since the Merger, he has served as Vice Chairman of the Board of Directors of the Company and Chairman of its Executive Committee. Previously, from the incorporation of EMAC until the Merger, he served as Chairman of the Board of Directors of EMAC. Since June 1991, Mr. Bannon has been the Chief Executive Officer of Bannon & Co., an investment banking firm that specializes in the entertainment, media and communications industries. In October 1996, Bannon & Co. entered into an alliance agreement with Societe Generale, a private French bank, and, since April 1, 1997, the company has been operating as Societe Generale Bannon, LLC. As part of an investment banking assignment, from April 1, 1994 to December 31, 1995, Mr. Bannon served as acting Chief Executive Officer of SBV, a division of Decisions Investment Corp., which operates the Biosphere 2 project near Oracle, Arizona. Societe Generale Bannon, LLC is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and Mr. Bannon is a registered principal with the National Association of Securities Dealers, Inc. ("NASD"). Bannon & Co. succeeded to the business of Talbott, Bannon & Co., of which Mr. Bannon was a general partner from January 1990 to June 1991. From 1985 to 1990, Mr. Bannon was employed in various capacities by Goldman, Sachs & Co., most recently as Vice President, Investment Banking, where his responsibilities included advising clients on mergers and acquisitions and corporate finance in the entertainment and media industry.

     WILLIAM F. LISCHAK became Chief Operating Officer, Chief Financial Officer, Secretary and a Director of the Company upon consummation of the Merger. Mr. Lischak served as Pre-Merger Overseas' Chief Operating Officer from September 1990 until the Merger and its Chief Financial Officer from September 1988 until the Merger. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a Masters Degree in Taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television.

     CHRISTOPHER TRUNKEY joined the Company as Senior Vice President, Finance and Accounting, in September 1997. From May 1994 to August 1997, Mr. Trunkey served as Vice President, Chief financial and Administrative Officer and Secretary of Kings Road Entertainment, a film production and distriution company. prior thereto, Mr. Trunkey served asController for Ulysee Entertainment, a film distribution company, from October 1993 to May 1994. From May 1990 through September 1993, Mr. Trunkey served as Director of Financial Planning at Reeves Entertainment, a television production and distribution companyu. Prior to that, Mr. Trunkey as a Staff Accountant for Telautograph Corporation, a manufacturing company, from August 1988 through May 1990. Mr. Trunkey resigned from the Company effective May 1, 1998.

     MJ PECKOS became Senior Vice President, Domestic Distribution and Marketing, of the Company upon consummation of the Merger, having served since May 1995 in the same position with Pre-Merger Overseas. From January 1995 through April 1995, Ms. Peckos served as Vice President of Advertising for Dazu Advertising, a graphic design firm which is active in the entertainment industry. Prior to that, she served from January 1992 to November 1994 as Senior Vice President of Marketing & Distribution for Academy Entertainment, an independent film company, and from July 1991 to December 1992 as Co-Managing Director of CLG Films, also an independent film company. Ms. Peckos also previously served with several other companies in the motion picture industry including The Samuel Goldwyn Company, MGM and Warner Bros.

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

     SCOT K. VORSE became a Director of EMAC in January 1995 and continued to serve as a Director of the Company following the Merger. From January 1995 until the Merger, he served as Treasurer, Secretary and Vice President of EMAC. Since June 1991, Mr. Vorse has been an Executive Vice President, Managing Director and the Chief Financial Officer of Bannon & Co., now operating as Societe Generale Bannon, LLC. Mr. Vorse is a registered principal with the NASD. From 1985 to May 1991, Mr. Vorse was employed in various capacities by Goldman, Sachs & Co., most recently as Vice President -- Corporate Finance, where his responsibilities included advising clients on mergers and acquisitions and private and public financings.

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

MANAGEMENT ARRANGEMENTS

     The Company is a party to a Stockholders' Voting Agreement, dated as of October 31, 1996, with Ellen Dinerman Little, Robert B. Little, William F. Lischak, and certain persons who were stockholders of the Company prior to consummation of the Company's initial public offering (Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein - collectively, the "Initial Stockholders"). The parties to the Stockholders' Voting Agreement have agreed to use their best efforts to cause the Board of Directors of the Company to consist of seven members during the term of such agreement, including four individuals designated by Ms. Little and Mr. Little (currently Ellen Dinerman Little, Robert B. Little, William F. Lischak, and Alessandro Fracassi) and three individuals designated by the Initial Stockholders (currently Stephen K. Bannon, Jeffrey A. Rochlis and Scot
K. Vorse). Each party to the Stockholders' Voting Agreement also agreed that the following actions shall require the affirmative vote of at least seventy-five percent of the authorized number of directors of the Company: (i) any amendment to the Restated Certificate of Incorporation of the Company or the Company's Bylaws that would change the voting rights of stockholders, the number or classes of directors, or the notice and quorum requirements for meetings of the Board of Directors, its committees or the shareholders; (ii) a merger or sale of all or substantially all of the assets of the Company; (iii) the designation or issuance of any preferred stock and (iv) any amendments to the operating guidelines described below (collectively, the "Supermajority Provisions"). The Stockholders' Voting Agreement terminates May 1, 2004 or sooner if the employment of Ms. Little, Mr. Little and Mr. Lischak is terminated. In addition, the right of Ms. Little and Mr. Little, and of the Initial Stockholders, to designate directors (but not the obligation to vote for the designees of others) will terminate (i) as to Ms. Little and Mr. Little, (A) if they (and Mr. Lischak) own less than 794,444 shares of the Company's Common Stock, they will be entitled to designate only two directors, and (B) if they (and Mr. Lischak) own less than 20,000 shares, they will not be entitled to designate any director; or (ii) as to the Initial Stockholders, (A) if they own less than 175,000 shares of the Company's Common Stock, they will be entitled to designate only two directors, (B) if they own less than 125,000 shares, they will be entitled to designate only one director, and (C) if they own less than 20,000 shares, they will not be entitled to designate any director. In October 1996, operating guidelines for the Board of Directors and management of the Company were established setting forth certain general guidelines with respect to the authority and responsibilities of officers of the Company, the structure and responsibilities of the Board of Directors and the Executive Committee of the Company, and certain other general business matters. The Board of Directors has also adopted operating resolutions implementing the Supermajority Provisions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% Stockholders of the Company are required by Commission regulations to furnish the Company with copies of
Section 16(a) forms they file. To the Company's knowledge based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% Stockholders, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% Stockholders were complied with except: (i) the Form 3 for Christopher Trunkey, who became an executive officer on September 2, 1997 was not filed with the Commission until October 1, 1997, and (ii) the Form 5 for William Lischak with respect to the Company's last fiscal year failed to reflect a gift by Mr. Lischak to a third party of 1,000 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following "Summary Compensation Table" sets forth individual compensation information with respect to the Company's Co-Chief Executive Officers (Ellen Dinerman Little and Robert B. Little), and two other executive officers of the Company during the fiscal year ended December 31, 1997 whose total salary and bonus compensation during fiscal 1997 from the Company was in excess of $100,000 (William F. Lischak and M.J. Peckos). Such four executives are referred to herein as the "Named Executives." With respect to the four Named Executives, the Summary Compensation Table provides compensation information for services rendered to the Company during the fiscal years ended December 31, 1995, 1996 and 1997 respectively. The Summary Compensation Table does not include distributions made to the stockholders of Pre-Merger Overseas.

     Following the Summary Compensation Table is a table that indicates whether any of the Named Executives exercised options in fiscal 1997 and includes the number and value of unexercised options held by the Named Executives at December 31, 1997. No stock options or stock appreciation rights were granted to the Named Executives in 1997.

                            SUMMARY COMPENSATION TABLE*

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                       ANNUAL COMPENSATION              AWARDS
                                             --------------------------------------     ------
                                                                       OTHER ANNUAL   SECURITIES
                                                                       COMPENSATION   UNDERLYING
NAME AND                                                                               OPTIONS/        ALL OTHER
PRINCIPAL POSITION                   YEAR    SALARY ($)    BONUS ($)        ($)         SARS(#)     COMPENSATION($)
------------------                   -----   ----------    ---------        ---         -------     ---------------
ROBERT B. LITTLE                      1997    $125,000      $27,404(13)   $40,511(9)         0             $16,695(11)
CO-CHAIRMAN OF THE BOARD              1996     110,158       25,000(14)      --  (1)     1,100,000          18,858(2)
 AND CO- CHIEF EXECUTIVE OFFICER      1995      90,000            0        37,709(3)         0              16,455(4)

ELLEN DINERMAN LITTLE                 1997     125,000       27,404(13)    27,184(10)         0             23,892(12)
CO-CHAIRMAN OF THE BOARD, CO-CHIEF    1996     110,457       25,000(14)      --  (1)     1,100,000          24,812(5)
 EXECUTIVE OFFICER AND PRESIDENT      1995      90,000            0        38,720(6)         0              30,134(4)


WILLIAM F. LISCHAK                    1997     175,000       53,365          --  (1)         0               9,410(8)
CHIEF OPERATING OFFICER, CHIEF        1996     137,198      212,500          --  (1)         0               2,994(7)
 FINANCIAL OFFICER AND SECRETARY      1995     118,933       75,090          --  (1)         0                 519(7)

MJ PECKOS                             1997     156,483       20,000          --  (1)         0               2,923(7)
SENIOR VICE PRESIDENT                 1996     126,100       40,000          --  (1)         0               2,922(7)
                                      1995      67,976            0          --  (1)         0                 434(7)

--------


     (1) Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

     (2) Represents $2,049 for the Company's contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $16,809 for life insurance premiums paid by the Company for the benefit of such Named Executive.

     (3) Includes $13,959 for automobile lease payments and maintenance expenses and $23,750 representing one-half the cost of a home sound system.

     (4) Represents life insurance premiums paid by the Company for the benefit of such Named Executive.

     (5) Represents $2,049 for the Company's contribution on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $22,763 for life insurance premiums paid by the Company for the benefit of such Named Executive.

     (6) Includes $14,970 for automobile payments and $23,750 representing one-half the cost of a home sound system.

     (7) Represents the Company's contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan.

     (8) Represents $3,256 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $4,622 for life insurance premiums paid by the Company for the benefit of such Named Executive, and $1,532 for disability insurance premiums paid by the Company for the benefit of such Named Executive.

     (9) Includes $13,499 for automobile lease payments, $25,301 of business management and accounting fees paid on behalf of such Named Executive by the Company.

     (10) Includes $25,301 of business management and accounting fees paid on behalf of such Named Executive by the Company.

     (11) Represents $2,625 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $2,131 representing reimbursement of disability insurance premiums paid by the Company for the benefit of such Named Executive and $11,939 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

     (12) Represents $2,633 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $2,353 representing reimbursement of disability insurance premiums paid by the Company for the benefit of such Named Executive and $18,906 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

     (13) Includes bonuses of $25,000 earned by each of such Named Executives in 1997 but which have not been paid to the Named Executive as of the date of the filing of this Report with the Securities and Exchange Commission.

     (14) Represents bonuses earned by each of such Named Executives in 1996 but which have not been paid to the Named Executive as of the date of the filing of this report with the Securities and Exchange Commission.

                      * AGGREGATED OPTION/SAR EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)

    NAME                        SHARES         VALUE          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                             ACQUIRED ON      REALIZED       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                                EXERCISE        ($)             OPTIONS/SARS AT            AT DECEMBER 31, 1997
                                  (#)                          DECEMBER 31, 1997                 EXERCISABLE
                                                            EXERCISABLE/UNEXERCISABLE          /UNEXERCISABLE
                                                                     (#)                              ($)
 Ellen Dinerman Little             0           $ 0              300,000/800,000                      $0/0

 Robert B. Little                  0            0               300,000/800,000                       0/0


 William F. Lischak                0            0                    0 (2)                             0


 MJ Peckos                         0            0                    0 (2)                             0


     (1) Although the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

     (2)  The Named Executive did not hold any options at December 31, 1997.

BOARD FEES

     Pursuant to the Automatic Option Grant Program under the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee Board member on October 31, 1996 (Messrs. Bannon, Fracassi, Rochlis and Vorse) was automatically granted a non-qualified option to purchase 5,000 shares of the Company's Common Stock. In addition, each member of the Board of Directors who is not employed by the Company receives an automatic grant of a non-qualified option to purchase 5,000 shares of the Company's Common Stock (i) upon becoming a Board member, whether through election at a meeting of the Company's stockholders or through appointment by the Board of Directors, and
(ii) on the date of each annual meeting of stockholders, if such individual is to continue to serve as a Board member after such meeting. Each such automatic option grant is, among other things, exercisable at the fair market value of the Common Stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the Board of Directors measured from the automatic grant date. In addition, the Company reimburses all directors for travel and related expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are not otherwise compensated for serving on the Board of Directors.

     Please see "Item 13 - Certain Relationships and Related Transactions" for a description of certain transactions involving certain directors and their affiliates and the Company and its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established in October 1996 and currently consists of Messrs. Bannon and Vorse. Mr. Bannon was Chairman of the Board of Directors of EMAC during 1996 until consummation of the Merger and currently serves as Vice Chairman of the Company's Board of Directors and Chairman of its Executive Committee. Mr. Vorse served as Vice President, Treasurer, and Secretary of EMAC during 1996 through consummation of the Merger. The Compensation Committee currently administers both of the Company's stock option plans to the extent contemplated thereby.

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

EMPLOYMENT AND RELATED AGREEMENTS

     ELLEN DINERMAN LITTLE AND ROBERT B. LITTLE. Virtually all decisions concerning the conduct of the business of the Company, including the motion picture properties and rights to be acquired by the Company and the arrangements to be made for the distribution, production and financing of motion pictures by the Company, are made or are significantly influenced by the Company's senior executive officers, Ellen Dinerman Little and Robert B. Little. The loss of either of their services for any reason would have a material adverse effect on the Company's business and operations and its prospects for the future. In addition, the Company's credit facility contains covenants and similar provisions, generally requiring Ms. Little and Mr. Little's continued involvement with, and control of, the Company. Ms. Little and Mr. Little each have an employment agreement with the Company with a five year term which commenced on October 31, 1996 and ends on October 30, 2001. Ms. Little's and Mr. Little's employment agreements provide for them to serve as Co-Chairs of the Board of Directors, members of the Executive Committee of the Board of Directors, and Co-Chief Executive Officers of the Company. Under Ms. Little's employment agreement, she also serves as President of the Company. Pursuant to these employment agreements, they each receive fixed annual compensation of $125,000 and are entitled to an annual bonus of $25,000, plus such additional bonus, if any, as may be awarded to them by the Company's Board of Directors or compensation or similar committee, with Ms. Little and Mr. Little abstaining from any vote thereon. The employment agreements also provide for certain benefits including, among other things, life, disability and health insurance, and an automobile allowance. In the event that the relevant employment agreement is terminated by Ms. Little or Mr. Little for Good Reason (as defined in the employment agreements and which includes certain changes in control of the Company), or by the Company other than for Cause (as defined in the employment agreements), she or he will receive (a) a lump-sum payment equal to 250% of the greater of (i) the aggregate of all fixed annual compensation to which she or he would otherwise have been entitled through the balance of the term or (ii) an amount equal to the fixed annual compensation and annual bonus for one full year; (b) a lump-sum payment equal to 250% of the aggregate of all annual bonuses to which she or he would otherwise have been entitled through the balance of the term; (c) such additional payments as may be necessary to take into account and reimburse her or him for certain excise taxes which may be applicable to payments and benefits relating to such termination; (d) for the remainder of the term, life, disability and health insurance and other benefits substantially similar to those received prior to termination; and (e) automatic vesting of any stock options held. Such termination of the relevant employment agreement would also constitute an event of default under a $2,000,000, five-year, secured promissory note issued by the Company to Ms. Little and Mr. Little as part of their consideration in the Merger (the "Merger Note"). In the event of the death or permanent disability of Ms. Little or Mr. Little, she or he will be entitled to a disability benefit or death benefit to the deceased's estate equal to the product of two times (i) the aggregate fixed annual compensation that they were entitled to receive for the full employment year in which the disability or death occurs, plus
(ii) an amount equal to the annual bonus.

     In addition to their employment agreements, each of Ellen Dinerman Little and Robert B. Little have entered into a Non-Competition Agreement, pursuant to which she or he have agreed, for a period of five years ending October 31, 2001, not to (i) own, manage, operate or control any business that competes with the business of the Company (other than motion picture production activities and activities that are specifically permitted under their employment agreements, and other than the right to hold de minimis investments in publicly-held companies) or (ii) solicit any Company employee or interfere with the relationship of the Company with any employee, customer, supplier or lessee. The non-competition obligations terminate earlier than October 31, 2001 if the individual party's employment is terminated by him or her for Good Reason or by the Company other than for Cause (as such terms are defined in their employment agreements), or if the Company fails to pay any amount due under the Merger Note at a time when Ms. Little and Mr. Little do not control a majority of the Board of Directors of the Company.

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

CERTAIN INFORMATION CONCERNING STOCK OPTION PLANS

     The Company has two stock-based incentive compensation plans for the Company's employees, directors and certain other persons providing services to the Company: the 1996 Special Stock Option Plan and Agreement (the "Management Option Plan") and the 1996 Basic Stock Option and Stock Appreciation Rights Plan (the "Basic Plan") (collectively, the "Plans"). The Management Option Plan is a primary vehicle for providing equity incentives to the Company's two principal executive officers, Ellen Dinerman Little and Robert B. Little. Under the Management Option Plan, on October 31, 1996, each of Ms. Little and Mr. Little was granted two non-qualified options for a total of 1,100,000 shares each of Common Stock: one option for 537,500 shares of Common Stock at an exercise price of $5.00 per share (exercisable on October 31, 1996 for 100,000 shares with the balance vesting in five equal annual installments beginning on October 30, 1997) and one option for 562,500 shares at an exercise price of $8.50 per share (vesting in five equal annual installments beginning on October 30, 1997). All 2,200,000 shares of Common Stock initially reserved for issuance under the Management Option Plan were subject to the options granted to Ms. Little and Mr. Little. Regular full-time employees of the Company, non-employee members of the Company's Board of Directors, and independent consultants and other persons who provide services on a regular or substantial basis to the Company are generally eligible to participate in the Basic Plan (under which 550,000 shares of Common Stock are reserved for issuance). As of April 15, 1998, options to purchase an aggregate of 40,000 shares of Common Stock were outstanding under the Basic Plan, of which options to purchase 20,000 shares of Common Stock have an exercise price of $5.25 per share and options to purchase 20,000 shares of Common Stock have an exercise price of $2.375 per share. The Plans are currently administered by the Compensation Committee to the extent contemplated by the respective Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1998 by
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each current director of the Company,
(iii) each of the Named Executives listed in the Summary Compensation Table under "Item 11- Executive Compensation" above, and (iv) all current executive officers and directors of the Company as a group. The number of shares and percentages in the table and accompanying footnotes are based upon 5,732,778 shares of Common Stock outstanding as of April 15, 1998. The shares of Common Stock underlying immediately exercisable options, warrants or rights, or immediately convertible securities, or shares of Common Stock underlying options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of April 15, 1998, are deemed to be outstanding for the purpose of calculating the number and percentage beneficially owned by the holder of such options, warrants, rights or convertible securities, but are not deemed to be outstanding for the purpose of computing the percentage beneficially owned by any other person. Unless otherwise indicated in the footnotes following the table, the person as to whom the information is given had, based upon information furnished by such persons, sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.



                                                                               PERCENT OF
                                                    NUMBER OF SHARES          COMMON STOCK
                                                     OF COMMON STOCK          BENEFICIALLY
NAME                                               BENEFICIALLY OWNED             OWNED
----                                               ------------------             -----
Ellen Dinerman Little (1). . . . . . . . . . . . .     3,802,778 (2)               60%
Robert B. Little (1) . . . . . . . . . . . . . . .     3,802,778 (2)               60%
Stephen K. Bannon  . . . . . . . . . . . . . . . .       126,324 (3)              2.2%
William F. Lischak . . . . . . . . . . . . . . . .       249,560 (4)              4.4%
MJ Peckos. . . . . . . . . . . . . . . . . . . . .             0                    0%
Christopher Trunkey. . . . . . . . . . . . . . . .             0                    0%
Alessandro Fracassi. . . . . . . . . . . . . . . .         5,000 (3)                *
Jeffrey A. Rochlis . . . . . . . . . . . . . . . .       137,353 (3)(5)           2.5%
Scot K. Vorse. . . . . . . . . . . . . . . . . . .       131,323 (3)              2.4%
Kingdon Capital Management Corporation (6) . . . .       747,000 (7)               12%
Dolphin Offshore Partners, L.P. (8). . . . . . . .     1,067,000 (9)             17.6%
All current executive officers
  and directors as a
  group (9 persons). . . . . . . . . . . . . . . .     4,201,778 (10)             66.1%


---------------------
* less than one percent

(1) Such person's business address is in care of the Company, 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069.

(2) Includes (i) 2,953,218 shares of Common Stock held by Ellen Dinerman Little and Robert B. Little as community property in a revocable living trust,
     (ii) the right to vote 249,560 shares of Common Stock pursuant to an irrevocable proxy granted to Ms. Little and Mr. Little by Mr. Lischak,
     (iii) 300,000 shares of Common Stock subject to immediately exercicsable options granted to such person under the Management Option Plan, and (iv) 300,000 shares of Common Stock subject to immediately exercisable options granted to such person's spouse under the Management Option Plan which generally may only be exercised by such person's spouse (although such person disclaims beneficial ownership of the shares subject to his or her spouse's options). Does not include (a) 800,000 shares of Common Stock subject to options granted to such person under the Management Option Plan or 800,000 shares of Common Stock subject to options granted to such person's spouse under the Management Option Plan, the exercisability of which, in each case, is subject to certain vesting requirements, or (b) 132,353 shares of Common Stock pledged to Ms. Little and Mr. Little by Jeffrey A. Rochlis to secure a loan from the Littles to Mr. Rochlis. Mr. Rochlis has retained the voting rights with respect to the pledged shares. See footnote (5) below. The proxy granted to Ms. Little and Mr. Little by Mr. Lischak will continue during Mr. Lischak's ownership of the shares, until the October 30, 2001 (the "Expiration Date"); provided, however, that such proxy terminates earlier if the Littles own or control less than five percent of the outstanding voting power of the Company, or if the shares to which the proxy relates are sold in the public market. In addition until the Expiration Date, Ms. Little and Mr. Little also have, under certain circumstances, certain rights to acquire (while the shares are held by Mr. Lischak) the 249,560 shares of Common Stock held by Mr. Lischak. See footnote (4) below.

(3) Includes 5,000 shares of Common Stock subject to immediately exercisable option granted pursuant to the Basic Plan.

(4) All the shares indicated are subject in the event of transfer (including voluntary and certain involuntary transfers) to a right of first refusal or option to purchase at the then current market price (and a right of repurchase at $2.00 per share in the event Mr. Lischak's employment with the Company terminates for a reason other than death, disability or the Company's material breach of Mr. Lischak's employment agreement) in favor of Ellen Dinerman Little and Robert B. Little during Mr. Lischak's ownership of such shares until the Expiration Date. In addition, Mr. Lischak has granted the right to vote all such shares to the Littles pursuant to an irrevocable proxy which continues during Mr. Lischak's ownership of the shares until the Expiration Date, subject to earlier termination in certain circumstances. See footnote (2) above.

(5) Of the shares indicated, 132,353 shares have been pledged to Ms. Little and Mr. Little to secure a $50,000 loan from the Littles to Mr. Rochlis, due May 31, 1998 and bearing interest at the rate of 10% per annum. Mr. Rochlis has retained the voting rights with respect to the pledged shares.

(6) The address of Kingdon Capital Management Corporation is 152 West 57th Street, New York, New York 10019.

(7) Includes 498,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from a Schedule a 13D filed with the Securities and Exchange Commission in March 1995 by Kingdon Capital Management Corporation.

(8) The General Partner of Dolphin Offshore Partners is Peter E. Salas, and the address of Mr. Salas and Dolphin Offshore Partners, L.P. is c/o Dolphin Management, 129 East 17th Street, New York, New York 10003.

(9) Includes 328,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from the General Partner of Dolphin Offshore Partners, L.P.

(10) Includes 300,000 shares of Common Stock subject to immediately exercisable options granted to Ellen Dinerman Little under the Management Option Plan, 300,000 shares of Common Stock subject to immediately exercisable options granted to Robert B. Little under the Management Option Plan, and an aggregate of 20,000 shares of Common Stock subject to immediately exercisable option granted to Messrs. Bannon, Fracassi, Rochlis and Vorse under the Basic Plan.

     Pursuant to a Lock-Up and Registration Rights Agreement, dated October 31, 1996, by and among the Company, Ms. Little, Mr. Little and Mr. Lischak, each such person has agreed not to sell, or otherwise dispose of (except for estate planning purposes and other limited exceptions), any shares received by them in the Merger (2,928,218 shares held by the Littles and 249,560 shares held by Mr. Lischak) (the "Merger Shares") for a period which commenced on October 31, 1996 and ends in three equal installments on February 16, 1998, February 16, 1999 and February 16, 2000. The lock-up will terminate earlier (i) with respect to an individual, if such person's employment with the Company is terminated Without Cause by the Company or for Good Reason by such person (as such terms are defined in their respective employment agreements with the Company); (ii) with respect to 10% of the Merger

Shares subject to the Lock-Up and Registration Rights Agreement if both Littles are deceased; (iii) with respect to any Merger Shares held by Mr. Lischak that are purchased by Ms. Little or Mr. Little or their designees pursuant to any right of first refusal or repurchase agreement; (iv) with respect to any Merger Shares surrendered in satisfaction of any indemnification obligation under the Merger Agreement; and (v) with respect to a number of Merger Shares equal in value to the outstanding principal balance (plus interest) of the Merger Note, if the Company fails to pay any amount due under such note.

     Pursuant to the Lock-Up and Registration Rights Agreement, the Littles and Mr. Lischak have the right on three occasions (but not more than once in any 18-month period) to require the Company, at its expense, to file a registration statement under the Securities Act for the registration of a minimum of 250,000 of the Merger Shares released to them from the lock-up. These demand rights terminate, as to one demand, on October 30, 2004; as to the second demand, on October 30, 2008; and as to the third demand, on October 30, 2011. In addition, the Littles and Mr. Lischak have unlimited "piggyback" rights in connection with registration statements filed by the Company under the Securities Act until October 30, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 31, 1996, as part of the consideration to them in the Merger, Ellen Dinerman Little (Co-Chairman of the Board, Co-Chief Executive Officer and President of the Company) and Robert B. Little (Co-Chairman of the Board and Co-Chief Executive Officer of the Company) received the Merger Note, a $2,000,000 secured promissory note of the Company, bearing interest at the rate of 9% per annum, with principal and interest payable in monthly installments of $41,517 over a five year period ending October 1, 2001. The Merger Note is secured by a security interest (subordinate to the security interest of the Company's commercial lenders) in substantially all of the Company's assets. In connection with the Facility Amendment and the negotiations for such amendment, Ms. Little and Mr. Little agreed to defer receipt of payments under the Merger Note. See Item 7, "Managements Discussions and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Payments under the Merger Note accrue, but payment is deferred until outstanding borrowings under the Operating Facility portion of the Credit Facility are reduced to at least $5,000,000, the Company and the Lenders view such reduction as permanent, and not before May 1999. The Merger Note will be extended for the period of time payments are deferred, the deferred payments will continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest acrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. During 1997, an aggregate of approximately $207,583 in principal and interest was paid to the Littles under the Merger Note and an aggregate of approximately $290,616 was deferred. At April 15, 1998, the aggregate amount outstanding (including accrued interest) under such promissory note was approximately $1,940,097 (including an aggregate of approximately $456,684 in previously deferred payments of principal and interest).

     Pursuant to the Merger, on October 31, 1996, the Littles also received an unsecured promissory note of the Company in the principal amount of $137,061 representing the cash value on such date of certain life insurance policies the ownership of which was transferred to the Company on Merger, and under which the Company was named as the beneficiary. This promissory note bears interest at the rate of 9% per annum, with principal and accrued interest payable on October 31, 1997. The promissory note matured on October 31, 1997 and is currently due and payable to the Littles. At April 15, 1998, the aggregate amount outstanding (including accrued interest) under such promissory note was approximately $155,455.

     In December 1997 and February 1998, Ms. Little and Mr. Little loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by Company for the print and advertising costs associated with the domestic theatrical release by the Company of "MRS. DALLOWAY." The loan is secured by a security interest in domestic revenues from "MRS. DALLOWAY" (currently subordinate to the security interest of the Company's commercial lenders), bears interest at the rate of 9% per annum, and is to be repaid as and when revenues from "MRS. DALLOWAY" and "DIFFERENT FOR GIRLS" are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the lenders with respect to DIFFERENT FOR GIRLS). At April 15, 1998, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $407,500.

     Neo Motion Pictures, Inc., a California corporation ("Neo") involved in the production of motion pictures, provided (on a non-exclusive basis) production services with respect to approximately 12 motion pictures for Pre-Merger Overseas from 1989 through the date of Merger and may provide production services to motion pictures for Company in the future. As permitted by his employment agreement with the Company, Mr. Little performs consulting services for Neo. During 1997, no consulting fees were paid by Neo to Mr. Little, although, at April 15, 1998, Neo owed Mr. Little $269,121 in accrued but unpaid consulting fees. Mr. Little and the Company co-own an option to acquire a fifty percent interest in Neo for a purchase price of less than $60,000. The Company has guaranteed payment by Neo of a promissory note payable to a third party on September 1998 (extended from May 9, 1997), under which an aggregate of approximately $223,939 in principal and accrued interest was outstanding as of April 15, 1998.

     Alessandro Fracassi, a Director of the Company, is the sole owner of Original Film Company, an Italian corporation ("Original"), which owns or controls, together with certain of its affiliates, distribution rights to 13 motion pictures for which the Company acts as sales agent pursuant to various agreements. In exchange for licensing distribution rights to such films on behalf of Original and its affiliates, the Company receives a sales agency fee generally ranging from 5% to 15% of the revenues generated by such licensing, depending on the film. During 1997, sales or licenses of distribution rights to such films by the Company generated less than $5,000 of gross revenues to the Company.

     Mr. Fracassi is also the President and owner of Racing Pictures s.r.l., an Italian corporation ("Racing Pictures") which is engaged in the production and distribution of motion pictures. In 1990 and 1991, Pre-Merger Overseas licensed to Racing Pictures various distribution rights (primarily Italian television and video distribution rights) to approximately 86 motion pictures which the Company owns or for which the Company controls various distribution or sales agency rights. The licenses, which generally have terms of six to twelve years, obligated Racing Pictures to pay aggregate minimum guarantees of approximately $2,900,000 to Pre-Merger Overseas. With respect to video distribution rights granted to Racing Pictures pursuant to such licenses, the Company is generally entitled to a 25% royalty on all gross receipts of Racing Pictures relating to Racing Pictures' exploitation of such video distribution rights. With respect to television rights granted to Racing Pictures pursuant to such licenses, Racing Pictures is generally entitled to a distribution fee of 25% of gross receipts from exploitation of such television rights and recoupment of all Racing Pictures' distribution expenses. The Company is entitled to the balance of the gross receipts of Racing Pictures from exploitation of the television rights. Both the video royalty payable to the Company and the Company's share of the gross receipts from Racing Pictures' exploitation of the television rights are applied first to Racing Pictures' recoupment of the minimum guarantees. In September 1996, the Company and Racing Pictures agreed that $413,000 in then past due minimum guarantees owed by Racing Pictures to the Company were to be paid to the Company, without interest, by September 30, 1998. In 1997, $132,000 of such amount was paid by Racing Pictures to the Company, all with respect to films for which the Company owns the copyright. Upon payment by Racing Pictures of the remaining $281,000 of such minimum guarantees to the Company, the Company would be entitled to retain approximately $48,575 of the total amount as distribution fees, with the remainder of such amount to be paid to the various parties from which distribution rights to the films licensed to Racing Pictures were acquired.

     Racing Pictures also owns or controls distribution rights to three motion pictures for which the Company acts as sales agent or distributor pursuant to various agreements. In exchange for licensing distribution rights in such films, the Company receives a fee generally ranging from 10% to 20% of the revenues generated by such licensing, depending on the film. During 1997, sales or licenses of distribution rights to such films by the Company generated $258,800 in total revenues, of which, the Company retained $165,000 ($33,000 as fees and $132,000 as an offset against the minimum guarantees due from Racing Pictures as described above).

     In connection with the Merger, the Company entered into the Tax Reimbursement Agreement with Ellen Dinerman Little, Robert B. Little and William F. Lischak (Chief Operating

Officer, Chief Financial Officer, Secretary and a Director of the Company). During 1997, no payments were made pursuant to the Tax Reimbursement Agreement, although the Company and the Littles are discussing the amount of payments due the Littles under the provisions of the Tax Reimbursement Agreement. The Company currently estimates $200,000 will be payable to the Littles. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Tax Related Matters" for additional information regarding the Tax Reimbursement Agreement and the payment due to the Littles.


      Mr. Lischak and his spouse own BLAH, Inc. which, until March 1, 1998 provided the production executive services of Mr. Lischak's spouse to the Company in accordance with a Loan-Out Agreement dated as of March 11, 1996, (the "Loan-Out Agreement"). Pursuant to the Loan-Out Agreement, BLAH, Inc. received an aggregate of $73,200 in 1997. By agreement of BLAH, Inc. and the Company, an additional $6,400 payable to BLAH, Inc. with respect to 1997 was deferred without interest, until January 7, 1998 when it was paid in full.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1.     INDEX TO FINANCIAL STATEMENTS

                                                                      Page(s) in
                                                                       Form 10-k
                                                                       ---------
               Report of Independent Accountants . . . . . . . . .        F-1

               Consolidated Financial Statements:

               Consolidated Balance Sheets - December 31, 1996
                 and 1997. . . . . . . . . . . . . . . . . . . . .        F-2

               Consolidated Statements of Operations - Years Ended
                 December 31, 1995, 1996 and 1997. . . . . . . . .        F-3

               Consolidated Statements of Shareholders' Equity -
                 Years Ended December 31, 1995, 1996 and 1997. . .        F-4

               Consolidated Statements of Cash Flows - Years
                 Ended December 31, 1995, 1996 and 1997. . . . . .        F-5

               Notes to Consolidated Financial Statements. . . . .        F-6


     (a)2.     INDEX TO FINANCIAL STATEMENTS SCHEDULES


               The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are included in the respective financial statements or notes thereto or are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)3.     EXHIBITS

                    EXHIBIT
                    NUMBER                        DESCRIPTION
                    ------                        -----------
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

                     3.2      Bylaws.  Incorporated by reference to Exhibit 3.2
                               to the


                    EXHIBIT
                    NUMBER                        DESCRIPTION
                    ------                        -----------

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


                    EXHIBIT
                    NUMBER                        DESCRIPTION
                    ------                        -----------

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

                    10.20     Overseas Filmgroup, Inc. 1996 Basic Stock Option
                               and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10.20 to the Company's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

                    10.23     Restated and Amended Syndication Agreement dated
                               as of October 31, 1996, among Coutts & Co.,
                               Berliner Bank A.G. London Branch, Overseas
                               Filmgroup, Inc. and Entertainment Media
                               Acquisition Corporation. Incorporated by reference to Exhibit 10.25 to the Company's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1996.+

                    10.24     Amendment dated as of April 14, 1998 to
                               Restated and Amended Syndication Agreement among Coults & Co., Berliner Bank A.G. London
                               Branch and Overseas Filmgroup, Inc. Filed herewith.

                    10.25     Loan Out Agreement dated as of March 11, 1996
                               between the Company and BLAH, Inc. Incorporated by reference to Exhibit 10.27 to the Company's
                               Annual Report on Form 10-K for the year ended
                               December 31, 1996.

                    10.26     Restated Loan Out Agreement dated as of March 11,
                               1996 between the Company and BLAH, Inc. Filed herewith.

                    10.27     Agreement dated as of September 12, 1996, between
                               the Company and Racing Pictures s.r.l.
                               Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    10.28     Option Agreement dated as of September 13, 1996,
                               between Robert B. Little and the Company.
                               Incorporated by reference to Exhibit 10.29 to the company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    10.29     Overseas' Filmgroup Lease Agreement dated April
                               21, 1987, as amended. Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    10.30     Amendment, dated April 1, 1997 to Overseas Filmgroup
                               Lease Agreement. Filed herewith.

                    10.31 Loan Agreement dated as of February 15, 1998 between the Company and Ellen Dinerman Little and Robert B.
                              Little. Filed herewith.

                    21        Subsidiaries of the Registrant. Filed herewith.

                    23        Consent of Price Waterhouse LLP.  Filed herewith.

                    27.1      Financial Data Schedule 1997.  Filed herewith
                               (Filed electronically only)

                    27.2      Restated Financial Data Schedule 1996.  Filed
                               herewith (Filed electronically only)


--------------------------
+ Confidential treatment has been granted for portions of such exhibit.

     (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

     (c)  See Item 14(a)3 above.

     (d)  Not applicable.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OVERSEAS FILMGROUP, INC.

                                  By: /s/ Ellen Dinerman Little
                                      --------------------------
                                      Ellen Dinerman Little,
                                      Co-Chairman of the Board of Directors,
                                      Co-Chief Executive Officer, and President

                                      Dated: April 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                     TITLE                      DATE
            ---------                     -----                      ----

    /s/ Ellen Dinerman Little
    -------------------------

      Ellen Dinerman Little        Co-Chairman of the Board      April 27 , 1998
                                   of Directors, Co-Chief
                                   Executive Officer, and
                                   President (Co-Principal
                                   Executive Officer)


       /s/ Robert B. Little
       --------------------

         Robert B. Little          Co-Chairman of the Board of   April 27, 1998
                                   Directors and Co-Chief
                                   Executive Officer (Co-
                                   Principal Executive Officer)



      /s/ William F. Lischak
      ----------------------

        William F. Lischak         Chief Operating Officer,      April 27, 1998
                                   Chief Financial Officer,
                                   Secretary, and Director
                                   (Principal Financial and
                                   Accounting Officer)

      /s/ Stephen K. Bannon
      ---------------------

        Stephen K. Bannon          Director                      April 27, 1998


     /s/ Alessandro Fracassi
     -----------------------

       Alessandro Fracassi         Director                      April 27, 1998


      /s/ Jeffrey A. Rochlis
      ----------------------

        Jeffrey A. Rochlis         Director                      April 27, 1998


         /s/ Scot K. Vorse
         -----------------

           Scot K. Vorse          Director                       April 27, 1998

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Overseas Filmgroup, Inc.

In our opinion, the financial statements listed in the index on page 58 present fairly, in all material respects, the financial position of Overseas Filmgroup, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes 6 and 12 to the consolidated financial statements, the Company amended its Credit Facility on April 14, 1998. Management's commitments to the lending banks with respect to the amended Credit Facility are also described in Note 6.



PRICE WATERHOUSE LLP
Los Angeles,  California
April 21, 1998

                               OVERSEAS FILMGROUP, INC.
                             CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,        DECEMBER 31,
                                                                        1997                1996
                                                                    -------------       -------------
                                                       ASSETS:
                                                       -------
Cash and cash equivalents                                           $  1,179,133        $    353,689
Restricted cash                                                          172,498              46,037
Accounts receivable, net of allowance for doubtful
  accounts of $750,000 in 1997 and $1,000,000 in 1996                 14,416,540          10,728,239
Related party receivable                                                 281,000             413,000
Film costs, net of accumulated amortization                           29,740,567          28,358,324
Fixed assets, net of accumulated depreciation                            408,685             557,127
Other assets                                                             361,897             347,269
                                                                    -------------       -------------
                    Total assets                                    $ 46,560,320        $ 40,803,685
                                                                    -------------       -------------
                                                                    -------------       -------------


                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
                                     -------------------------------------
Accounts payable and accrued expenses                               $  1,939,576        $  2,623,084
Payable to producers                                                   4,453,021           3,712,812
Notes payable to related parties                                       2,161,977           2,085,886
Notes payable                                                         23,142,184          16,607,137
Deferred income taxes                                                  2,502,200           3,030,000
Deferred revenue                                                         800,250             553,000
                                                                    -------------       -------------
                    Total liabilities                                 34,999,208          28,611,919
                                                                    -------------       -------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
  Authorized, 0 shares outstanding                                          --                  --
Common stock, $.001 par value, 25,000,000 shares authorized;
  5,777,778 shares issued; 5,732,778 shares outstanding                    5,778               5,778
Additional paid-in capital                                            10,652,731          10,652,731
Retained earnings                                                        989,337           1,533,257
Treasury stock at cost, 45,000 shares                                    (86,734)                 -
                                                                    -------------       -------------
                    Total shareholders' equity                        11,561,112          12,191,766
                                                                    -------------       -------------
           Total liabilities and shareholders' equity               $ 46,560,320        $ 40,803,685
                                                                    -------------       -------------
                                                                    -------------       -------------



The accompanying notes are an integral part of these statements.

                               OVERSEAS FILMGROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Year Ended December 31,
                                                          --------------------------------
                                                         1997           1996          1995
                                                         ----           ----          ----

Revenues                                             $ 22,494,256   $ 28,677,571  $ 21,672,510

Expenses:
  Film costs                                           19,152,847     23,058,000    16,320,694
  Selling, general and administrative                   3,509,122      3,595,660     2,721,745
                                                    -------------  -------------  -------------
      Total expenses                                   22,661,969     26,653,660    19,042,439
                                                    -------------  -------------  -------------
(Loss)/Income from operations                            (167,713)     2,023,911     2,630,071
                                                    -------------  -------------  -------------

Other income/(expense):
  Interest income                                           4,923         32,831        35,715
  Interest expense                                       (853,666)      (569,183)      (89,637)
  Other income                                            179,179        177,710       317,917
                                                    -------------  -------------  -------------
      Total other (expense)/income                       (669,564)      (358,642)      263,995
                                                    -------------  -------------  -------------
(Loss)/Income before income taxes                        (837,277)     1,665,269     2,894,066
Income tax (benefit) provision                           (293,357)     3,131,367       432,905
                                                    -------------  -------------  -------------
Net (loss) income                                    $   (543,920)  $ (1,466,098) $  2,461,161
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

Basic and diluted net (loss)/income per share        $      (0.09)  $      (0.41) $       0.77
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------


Weighted average number of common
  shares outstanding                                    5,747,778      3,611,111     3,177,778
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------



           The Accompanying Notes Are An Integral Part Of These Statements.

                               OVERSEAS FILMGROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           Year ended December 31,
                                                                                      --------------------------------
                                                                                 1997               1996              1995
                                                                                  ----               ----              ----
Cash flows from operating activities:
  Net (loss) income                                                          $   (543,920)      $ (1,466,098)      $  2,461,161
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities -
    Amortization of film costs                                                 18,696,333         22,586,373         16,115,927
    Depreciation of fixed assets                                                  160,099            155,415            122,776
  Change in assets and liabilities -
    (Increase) decrease in accounts receivable                                 (3,688,301)        (2,536,687)           926,669
    Decrease (increase) in related party receivables                              132,000           (413,000)           435,088
    Decrease (increase) in other receivables                                            -            314,000            (24,000)
    (Increase) decrease in other assets                                           (14,628)          (198,015)            46,015
    (Decrease) increase in accounts payable
      and accrued expenses                                                       (683,508)         1,826,176           (278,783)
    Increase (decrease) in payable to producers                                   740,210         (3,263,809)         1,121,294
    (Decrease) increase in deferred income taxes                                 (527,800)         2,900,000             10,000
    Increase (decrease) in deferred revenue                                       247,250         (1,628,000)           416,240
                                                                              -------------      -------------     -------------
      Net cash provided by operating activities                                14,517,735         18,276,355         21,352,387
                                                                              -------------      -------------     -------------

Cash flows from investing activities:
  Additions to film costs                                                     (20,078,577)       (33,595,627)       (21,087,875)
  Purchase of fixed assets                                                        (11,657)          (328,221)          (289,107)
                                                                              -------------      -------------     -------------
      Net cash used in investing activities                                   (20,090,234)       (33,923,848)       (21,376,982)
                                                                              -------------      -------------     -------------

Cash flows from financing activities:
  Net borrowings under credit facilities                                        6,535,047          9,185,244          1,363,614
  Payments on notes payable to related party                                     (123,909)           (43,073)                -
  Issuance of note payable to related party                                       200,000                  -                 -
  Merger cash, net of acquisition costs                                                 -          8,791,440                 -
  Purchase of treasury stock                                                      (86,734)                 -                 -
  Distributions to shareholders                                                         -         (4,452,991)          (832,248)
                                                                              -------------      -------------     -------------
      Net cash provided by financing activities                                 6,524,404         13,480,620            540,366
                                                                              -------------      -------------     -------------

Net increase (decrease) in cash, cash equivalents and restricted cash             951,905         (2,166,873)           515,771

Cash, cash equivalents and restricted cash
  at beginning of period                                                          399,726          2,566,599          2,050,828
                                                                              -------------      -------------     -------------

Cash, cash equivalents and restricted cash
  at end of period                                                           $  1,351,631       $    399,726       $  2,566,599
                                                                              -------------      -------------     -------------
                                                                              -------------      -------------     -------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $  2,185,532       $  1,321,178       $    849,632
                                                                              -------------      -------------     -------------
                                                                              -------------      -------------     -------------
    Income taxes                                                             $      4,800       $     55,608       $     30,130
                                                                              -------------      -------------     -------------
                                                                              -------------      -------------     -------------
    Foreign withholding taxes                                                $    231,243       $    231,367       $    352,905
                                                                              -------------      -------------     -------------
                                                                              -------------      -------------     -------------



           The accompanying notes are an integral part of these statements.

                               OVERSEAS FILMGROUP, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                  Common Stock
                                                  ------------          Additional       Retained       Treasury
                                               Shares       Amount    Paid-In Capital    Earnings        Stock          Total
                                               ------       ------    ---------------    --------        -----          -----
Balance at December 31, 1994                 3,177,778     $3,178        $167,322      $9,639,961           --        $9,810,461

Net Income                                          --         --              --       2,461,161           --         2,461,161

Distributions to shareholders                       --         --              --        (823,248)          --          (823,248)
                                           ------------   --------   -------------     -----------    ----------    --------------

Balance at December 31,  1995                3,177,778      3,178         167,322      11,277,874           --        11,448,374

Pre-Merger distributions to shareholders            --         --              --      (4,452,991)          --        (4,452,991)

Reclassification of earnings due to
termination of S corporation status                 --         --       3,825,528      (3,825,528)          --             --

Merger transaction                           2,600,000      2,600       7,703,682              --           --         7,706,282

Merger costs charged to capital                     --         --      (1,043,801)             --           --        (1,043,801)

Net loss                                            --         --              --      (1,466,098)          --        (1,466,098)
                                           ------------   --------   -------------     -----------    ----------    --------------

Balance at December 31, 1996                 5,777,778      5,778      10,652,731       1,533,257           --        12,191,766

Purchase of treasury stock                     (45,000)        --              --              --      (86,734)          (86,734)

Net loss                                            --         --              --        (543,920)          --          (543,920)
                                           ------------   --------   -------------     -----------    ----------    --------------

Balance at December 31, 1997                 5,732,778     $5,778     $10,652,731        $989,337     ($86,734)      $11,561,112
                                           ------------   --------   -------------     -----------    ----------    --------------
                                           ------------   --------   -------------     -----------    ----------    --------------



           The accompanying notes are an integral part of these statements.

                               OVERSEAS FILMGROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Overseas Filmgroup, Inc. ("Overseas" or the "Company") was formed on February 11, 1980, and operated as a privately held company through October 30, 1996. As discussed in Note 3, on October 31, 1996 the Company was acquired, through merger, by Entertainment/Media Acquisition Corporation ("EMAC"), a publicly traded company. Concurrent with the merger, EMAC changed its name to Overseas Filmgroup, Inc.

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

Film costs are valued at the lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss additional amortization is provided to fully recognize such loss.

CASH AND CASH EQUIVALENTS

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $750,000, $1,000,000 and $1,000,000 for the years ended December 31, 1997,
1996 and 1995, respectively. During the year ended December 31, 1997, the Company reduced its allowance for doubtful accounts by $250,000. Of this amount, $62,500 was recorded as a credit to bad debt expense and $187,500 was recorded as an increase in the payable to producers. These amounts represent the respective shares of the Company and of producers of the increase in anticipated collections of accounts receivable.

FIXED ASSETS

Fixed assets are recorded at cost and include improvements that significantly add to the productive capacity or extend the useful life of the asset. Costs of maintenance and repairs are charged to expense. Depreciation is provided over the estimated useful lives of the assets which range from 5 to 7 years using methods which approximate straight line.

PAYABLE TO PRODUCERS

Payable to producers represents an accrual on a film-by-film basis of the producers' share of revenues recognized by the Company net of the recoupable costs incurred by Overseas. The producers' share of revenue is expensed in conjunction with the amortization of film costs. Payments to producers are typically made on a quarterly basis based on actual cash collections.

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

Effective January 1, 1989 (and terminating October 31, 1996 as described below) the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, subject to the Tax Reimbursement Agreement, all federal income tax liability was the responsibility of the shareholders. The Company remained subject to income tax in the state of California, the principal state of operation for the Company. As a result of the merger described in Note 3, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for federal and state income taxes from that date forward (Note 7).

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Options and warrants representing common shares of 7,402,500 and 7,382,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1997 and 1996, respectively, because they were anti-dilutive. The Company has adopted SFAS No. 128 for the year ended December 31, 1997 and has restated prior periods presented to conform to SFAS No. 128.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk with respect to accounts receivable is limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 1997 the Company has a trade receivable from one customer which represents approximately 12% of the Company's accounts receivable.

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

NOTE 3 - MERGERS AND ACQUISITIONS

On October 31, 1996 Entertainment/Media Acquisition Corporation ("EMAC"), a public company formed for the sole purpose of acquiring an operating company in the entertainment and media industry, acquired all of the outstanding common stock of Overseas (the "Overseas Shares"). The shareholders of the Overseas Shares received 3,177,778 shares of EMAC Common Stock, $1,500,000 in cash and a $2,000,000 5-year secured promissory note which is payable monthly, subject to the deferment described in Note 6, and bears interest at the rate of 9% per year. EMAC also agreed to indemnify the shareholders of the Overseas Shares from any potential losses with respect to additional taxes (including interest and penalties) resulting from the Company's operations during periods in which it was an S corporation, up to a specified limit. The Company has estimated a liability of $200,000 with respect to its indemnity obligation, which is included in accrued expenses as of December 31, 1997. The issuance of the $2,000,000 secured promissory note was a non-cash item and therefore was not reflected in the Consolidated Statement of Cash Flows.

For accounting purposes Overseas was considered the acquirer (reverse acquisition). The acquisition has been treated as a recapitalization of Overseas reflecting the issuance of Overseas common stock for the net assets of EMAC, which consisted primarily of cash. Pro forma information reflecting the combined companies had they merged on January 1, 1995, is not presented as the combination is not considered a business combination for accounting purposes. Historical shareholders' equity has been retroactively restated to reflect the equivalent number of shares received in the merger. The historical financial statements prior to October 31, 1996 are those of Overseas.

Concurrent with the acquisition, EMAC changed its name to Overseas Filmgroup, Inc. and changed its fiscal year-end from November 30 to December 31. All direct costs of the acquisition, consisting primarily of legal, accounting, consulting and certain other fees have been charged to paid-in capital.


NOTE 4 - FILM COSTS:

Film costs consist of the following:



                                                                 December 31,
                                                                 ------------
                                                           1997             1996
                                                           ----             ----
  Films in release, net of accumulated amortization    $26,781,682       $25,838,106
  Films not yet available for release                    2,958,885         2,520,218
                                                       -----------       -----------
                                                       $29,740,567       $28,358,324
                                                       -----------       -----------
                                                       -----------       -----------


Interest costs capitalized to films were $1,211,831, $767,067 and $744,176 during the years ended December 31, 1997, 1996 and 1995, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 1997, approximately 75% of unamortized film costs applicable to films in release are expected to be amortized during the next three years.

NOTE 5 - FIXED ASSETS:

Fixed assets consist of the following:



                                                                  December 31,
                                                                  ------------
                                                             1997             1996
                                                             ----             ----
     Furniture and fixtures                             $  255,497        $  243,520
     Office equipment                                      201,417           191,023
     Computer equipment                                    643,760           657,487
     Leasehold improvements                                176,337           173,324
     Automobiles                                            14,970            14,970
                                                        -----------       -----------
                                                         1,291,981         1,280,324
     Less accumulated depreciation                        (883,296)         (723,197)
                                                        -----------       -----------
     Net fixed assets                                   $  408,685        $  557,127
                                                        -----------       -----------
                                                        -----------       -----------


NOTE 6 - NOTES PAYABLE:

The Company has a credit facility (the "Credit Facility") with a two bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit, however, it was amended and extended (as provided below) on April 14, 1998 (the "Facility Amendment") such that several levels of credit are provided, including approximately $17,863,716 of film financing
(the "Film Facilities"), up to $7,234,000 of working capital (the "Operating Facility") and a $1,000,000 guarantee facility (the "Local Facility"). The terms of the Facility Amendment provide that additional funds may be drawn under the Operating Facility so long as such amounts do not exceed
$7,234,000. The Facility Amendment provides for availability under the Operating Facility and the Local Facility until April 9, 1999, however, apart from a Film Facility needed to acquire the rights to one film which is currently in post production, no additional Film Facilities will be provided and amounts repaid cannot be reborrowed until such time as the two-bank syndicate determines, in its sole discretion. The Company maintains a $1,000,000 working capital credit line (the "Local Line") with another bank, which is guaranteed by letters of credit issued under the Local Facility.
These letters of credit, as well as the Local Line, have been extended until April 9, 1999 under the terms of the Facility Amendment. Outstanding balances are summarized as follows:

                                           December 31,
                                     1997                1996
                                     ----                ----
Credit Facility:
     Film Facilities             $16,233,844         $14,529,137
     Operating Facility            5,908,340           1,850,000
     Local Facility                    -                   -

Local Line                         1,000,000             228,000
                                 -----------         -----------
                                 $23,142,184         $16,607,137
                                 -----------         -----------
                                 -----------         -----------

Borrowings under the Film Facilities are secured by rights to the individual film financed by the related Film Facility, cash proceeds and accounts receivable related to the distribution of such related film as well as all assets of the Company generally. Repayments under each Film Facility and are made first from collections on sales related to the specific film and, pursuant to the terms of the Facility Amendment, from collections on sales of films financed under Film Facilities which have been repaid. Pursuant to the terms of the Facility Amendment, the maturities of certain Film Facilities are extended until dates the Company has projected full repayment to occur based upon projected sales and collections with respect to the respective film. Film Facilities not projected to be repaid by October 1999 shall be subject to review by the two-bank syndicate on such date.

Borrowings under the Operating Facility are provided as revolving overdraft facilities. Outstanding amounts are due on April 9, 1999 subject to the review of the two-bank syndicate with a view to determining whether the Credit Facility will be available after that date.

Interest on the Credit Facility is payable monthly at the London Interbank Offering Rate ("LIBOR") plus 3% (5.72%, 5.75%, and 5.81% for one, three and six month LIBOR, respectively at December 31, 1997). The interest rate is set at the commencement of each drawdown and is revised each one, three or six months as requested by the Company at the date of the drawdown. Interest on the Local Line is payable monthly at the bank's prime rate less 1.25% (prime rate was 8.5% at December 31, 1997). The Credit Facility also requires the Company to pay closing fees on each Film Facility drawdown, a commitment fee for unused portions of the Operating Facility, a fee measured by a portion of the Company's distribution fee earned on financed films, and an annual management fee.

The Credit Facility is collateralized by a security interest in substantially all of the Company's assets and contains various covenants including, among other provisions, restrictions on the payment of dividends and the maintenance of a minimum consolidated net worth and certain financial ratios. For the year ended December 31, 1997 the Company was in violation of certain of these covenants, however the Banks granted a waiver of these violations and amended the net worth covenant for a period of one year. The amendment to the Credit Facility included certain additional covenants including certain reporting requirements and written approval by the Banks for any new acquisitions and planned distribution expenses prior to the Company's commitment.

In order to effectuate the Facility Amendment, the Company's Co-Chairmen and Co-Chief Executive Officers (and majority owners of the Company) were required to provide a joint and several personal guarantee, in the amount of $618,000 for the benefit of the Banks. The guarantee shall automatically be released and extinguished when amounts outstanding under the Operating Facility are reduced, permanently, to $6,000,000. Additionally, the Company's Co-Chairmen and Co-Chief Executive Officers agreed to defer receipt of payment pursuant to the Merger Note (see Note 3) until amounts outstanding under the Operating Facility are reduced, permanently, to $5,000,000, however, in no case will such deferment expire prior to May 1999. Interest on the Merger Note will continue to accrue during the deferment period.

The carrying value of the Company's notes payable approximates their fair value due to the fact that the interest rate is reset periodically and the lack of a specified maturity.

The Company's ability to maintain availability under its Operating Facility and Local Facility and to pay down the Film Facilities prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing.

NOTE 7 - INCOME TAXES:

As discussed in Note 2, on October 31, 1996 the Company changed its tax reporting status from S corporation to C corporation for federal income tax purposes as a result of the merger with EMAC. As a result, the Company recorded a non-recurring net charge to earnings of $2,600,000 in the fourth quarter of fiscal 1996 for additional federal income tax expense related to the net charge required to adjust the deferred tax assets and liabilities to their appropriate value utilizing C corporation rates. The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes and the benefits associated with tax loss and foreign withholding tax credit carryforwards. The foreign withholding taxes are substantially recouped from the producers share of revenue.

The historical provision for income taxes consists of the following:



                                                                 Years ended December 31,
                                                                 ------------------------
                                                       1997              1996                1995
                                                       ----              ----                ----
Current
  State                                            $    3,200        $       --          $   70,000
  Foreign withholding                                 231,243           231,367             352,905
                                                   -----------       -----------         -----------

                                                      234,443           231,367             422,905
                                                   -----------       -----------         -----------

Deferred
  State                                               (22,000)          110,000              10,000
  Federal                                            (505,800)          190,000                   -
  Deferred tax provision resulting
    from the termination of S corporation
    status                                                  -         2,600,000                   -
                                                   -----------       -----------         -----------

                                                     (527,800)        2,900,000              10,000
                                                   -----------       -----------         -----------

                                                   $ (293,357)       $3,131,367          $  432,905
                                                   -----------       -----------         -----------
                                                   -----------       -----------         -----------


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

                                                                           1997        1996         1995
                                                                           ----        ----         ----
  Federal statutory rate                                                   (34%)        34%           --

  State taxes, net of federal benefit and income not subject to tax         (3%)         2%           3%
  Foreign taxes, net of federal benefit                                      --         12%          12%
  Deferred tax provision resulting from
    the termination of S Corporation status                                  --        156%           --
  Income not subject to federal tax                                          --        (21%)          --
  Other                                                                      2%          5%           --
                                                                           ----       -----         ----
Effective tax rate                                                         (35%)       188%          15%
                                                                           ----       -----         ----
                                                                           ----       -----         ----


For federal income tax purposes, the Company has available tax loss carry forwards of approximately $1,812,000 which expire in 2011 and foreign tax credits of approximately $336,000 which expire between 2001 and 2002.

NOTE 8 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 2,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined by the Board of Directors.

On October 31, 1996 the Company created a stock option plan under which incentive and nonqualified stock options and stock appreciation rights may be granted to certain employees and directors to purchase up to a maximum of 550,000 shares of common stock. The grant of options and option price shall be determined by the Company's Board of Directors or applicable committee thereof in accordance with the plan. In the case of an incentive stock option the option price shall not be less than 100% of the fair market value of the common stock on the date the incentive stock option is granted. Each option may be granted subject to various terms and conditions established on the date of grant including exercise and expiration provided, however, that all options will expire no later than 10 years from their date of grant. The plan calls for annual grants to non-employee directors of 5,000 shares at an exercise price equal to the fair market value of the common stock on the date of grant, which is the date of the Annual Stockholders meeting. These options are exercisable one year after the date of grant and expire on the earlier of ten years from the date of grant or three years from the date on which the Director ceases to be a director of the Company. On September 25, 1997, and October 31, 1996, 5,000 non-qualified stock options were granted to each of four non-employee directors. The 1997 and 1996 grants have an exercise price of $2.38 and $5.25, respectively.

During 1996, the Company granted options to purchase 1,075,000 shares of common stock at $5.00 per share ("$5.00 Options") and 1,125,000 shares of common stock at $8.50 per share, ("$8.50 Options") to the majority owners of the Overseas Shares, all of which expire on October 31, 2003. The $5.00 Options vest 200,000 on October 31,1996 and 175,000 on each anniversary date thereafter through 2001. The $8.50 Options vest in equal increments of 225,000 beginning on October 31, 1997 and each anniversary date thereafter through 2001.

As discussed in Note 2 the Company uses the intrinsic value method prescribed by APB 25 to account for compensation expense for its stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been determined based on the fair value at the grant date for options under those plans as consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to $1,091,399 and $0.19, respectively for the year ended December 31, 1997 and $1,769,286 and $0.49, respectively for the year ended December 31, 1996. For purposes of pro forma disclosures, the estimated value of the options is amortized over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk Free interest rate: 6.03%
     Expected life:  4 years
     Volatility:  57%

Warrants to purchase 4,500,000 shares of Common Stock are outstanding at December 31, 1997. These warrants have an exercise price of $5.00 per share and expire on February 16, 2002. The warrants are callable by the Company at $.01 per warrant if certain market price and other criteria are met. Options to purchase 200,000 Overseas (formerly EMAC) Units (each unit consists of 1 share of common stock and 2 warrants, described below) at an exercise price of $9.90 per unit are outstanding at December 31, 1997. The warrants attached to these units are identical to the warrants described above except that they are execisable at $5.85 per share and expire on February 16, 2000. These options and warrants were issued in connection with the initial capitalization of EMAC.

Overseas also issued a warrant to purchase 62,500 shares of common stock to its financial advisor in the Merger described in Note 3. The warrant has an exercise price of $5.00 per share and expires on October 30, 2003.

The exercise of outstanding options and warrants was not assumed in the calculation of earnings per share because the effect would have been anti-dilutive.

During 1997, the Company adopted a share repurchase program pursuant to which the repurchase of up to 75,000 shares, at management's discretion, was authorized through July 31, 1997. During the year ended December 31, 1997, the Company repurchased 45,000 shares of its outstanding common stock pursuant to this program for $86,734.

NOTE 9 - RELATED PARTY TRANSACTIONS

In December 1997 the majority shareholders and Co-Chief Executive Officers and Co-Chairman loaned the Company $200,000 (and an additional $200,000 in January 1998) to provide funds for a portion of the print and advertising costs associated with a feature film which was scheduled for release by First Look Pictures in February 1998. The loan is secured by an assignment of domestic revenues from the film and bears interest at the rate of 9% per annum and is to be repaid after repayment of a Film Facility related to the acquisition of domestic rights for both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Lenders with respect to DIFFERENT FOR GIRLS, or at such time as the Company's primary lenders allow repayment from other sources.

The Company has a receivable of $281,000 from a subdistributor which is owned by a member of the Company's Board of Directors. Pursuant to an executed agreement this amount is required to be paid on September 30, 1998 and does not bear interest. The Company will be entitled to retain $48,575 of this receivable upon collection with the balance payable to producers. The Company recognized approximately $259,000 in revenue on films licensed to the Company by this subdistributor (as rights owner) during 1997.

During 1997 the Company paid $73,200 to a corporation owned by a member of the Company's management and his spouse for production executive services of
such spouse.   By agreement of BLAH, Inc. and the Company, an additional
$6,400 payable to BLAH, Inc. was deferred without interest, until January 7, 1998.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company is committed under various acquisition agreements to pay minimum guarantees of $6,437,500 contingent upon delivery of the respective films to the Company.

The Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal amount of $223,939, payable on September 8, 1998.

Total rental expense under various leases for the years ended December 31, 1997, 1996 and 1995 amounted to $268,259, $293,279 and $228,053, respectively.
Minimum annual rental payments under noncancelable leases are as follows:

          1998           277,495
          1999           262,776
          2000           251,789
          2001           247,074
          2002           185,704


NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign export revenues are summarized as follows:


                           Years Ended December 31,
                           ------------------------
                      1997           1996           1995
                      ----           ----           ----
Western Europe    $ 10,408,980   $  9,581,698   $  7,475,888
Asia                 1,447,790      4,936,735      2,411,261
Latin America        1,687,295      1,839,129      1,446,968
Eastern Europe         539,065        708,600      1,094,053
Other                3,150,462      2,850,896      1,792,603
                  ------------   ------------   ------------
                  $ 17,233,592   $ 19,917,058   $ 14,220,773
                  ------------   ------------   ------------
                  ------------   ------------   ------------

Customers representing 10% or more of the Company's revenue accounted for $9,498,000 (three customers), and $4,366,246 (one customer) for the years ended December 31, 1996 and 1995, respectively. No customer accounted for more than 10% of the Company's revenue during the year ended December 31, 1997.

NOTE 12 - SUBSEQUENT EVENT

As more fully described in Note 6, the Company amended the terms of its Credit Facility on April 14, 1998.