Form 10-Q
period 1998-03-31
OVERSEAS FILMGROUP INC
filed 1998-05-15
CIK 917079

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No __



     The number of shares of Common Stock outstanding as of May 14, 1998 was 5,732,778.

                              OVERSEAS FILMGROUP, INC.

                                       INDEX
-------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION


                                                                         PAGE
                                                                         -----
Item 1.   Financial Statements

         Consolidated Balance Sheets --
         March 31, 1998 (unaudited) and December 31, 1997                    3

         Consolidated Statements of  Income (unaudited)
         for the three months ended March 31, 1998 and March 31, 1997        4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1998 and March 31, 1997        5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signature                                                          13

ITEM 1.  FINANCIAL STATEMENTS

                              OVERSEAS FILMGROUP, INC.
                            CONSOLIDATED BALANCE SHEETS




                                                                     MARCH 31,               DECEMBER 31,
                                                                       1998                     1997
                                                               -------------------        ------------------
                                                                   (UNAUDITED)


                                      ASSETS:
                                      -------

CASH AND CASH EQUIVALENTS                                        $       78,932           $    1,179,133
RESTRICTED CASH                                                          30,275                  172,498
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $750,000                                              18,116,338               14,416,540
RELATED PARTY RECEIVABLE                                                281,000                  281,000
FILM COSTS, NET OF ACCUMULATED AMORTIZATION                          29,004,818               29,740,567
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                           372,144                  408,685
OTHER ASSETS                                                            383,687                  361,897
                                                               -------------------        ------------------
            TOTAL ASSETS                                         $   48,267,194           $   46,560,320
                                                               -------------------        ------------------
                                                               -------------------        ------------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY:
                       -------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $    2,163,594            $   1,939,576
PAYABLE TO PRODUCERS                                                  6,822,916                4,453,021
NOTE PAYABLE TO SHAREHOLDERS                                          2,365,246                2,161,977
NOTES PAYABLE                                                        21,745,191               23,142,184
DEFERRED INCOME TAXES                                                 2,593,200                2,502,200
DEFERRED REVENUE                                                        807,750                  800,250
                                                               -------------------        ------------------
            TOTAL LIABILITIES                                        36,497,897               34,999,208
                                                               -------------------        ------------------

SHAREHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE, 2,000,000 SHARES
   AUTHORIZED, 0 SHARES OUTSTANDING
COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARE AUTHORIZED;
   AUTHORIZED, 5,732,778 OUTSTANDING                                      5,778                    5,778
ADDITIONAL PAID IN CAPITAL                                            10,652,731              10,652,731
RETAINED EARNINGS                                                     1,197,522                  989,337
TREASURY STOCK AT COST, 45,000 SHARES                                   (86,734)                 (86,734)
                                                               -------------------        ------------------
            TOTAL SHAREHOLDERS' EQUITY                               11,769,297               11,561,112

                                                               -------------------        ------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    48,267,194          $   46,560,320
                                                               -------------------        ------------------
                                                               -------------------        ------------------

                  See Notes to Consolidated Financial Statements.

                            OVERSEAS FILMGROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       -------------------------------
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      1998              1997
                                                      ----              ----


REVENUES                                          $  7,032,185    $    6,161,195

EXPENSES:
  FILM COSTS                                         5,646,132         4,607,463
  SELLING, GENERAL AND ADMINISTRATIVE                  795,066           908,144
                                                  -------------   ---------------
     TOTAL EXPENSES                                  6,441,198         5,515,607
                                                  -------------   ---------------
INCOME FROM OPERATIONS                                 590,987           645,588

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                        1,292             1,231
  INTEREST EXPENSE                                    (301,324)         (186,735)
  OTHER INCOME                                          43,279            18,083
                                                  -------------   ---------------
     TOTAL OTHER INCOME (EXPENSE)                     (256,663)         (167,421)
                                                  -------------   ---------------
INCOME BEFORE INCOME TAXES                             334,324           478,167
INCOME TAX PROVISION                                   126,139           172,135
                                                  -------------   ---------------
NET INCOME                                        $    208,185    $      306,032
                                                  -------------   ---------------
                                                  -------------   ---------------

BASIC AND DILUTED EARNINGS PER SHARE              $       0.04    $         0.05
                                                  -------------   ---------------
                                                  -------------   ---------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 5,732,778         5,778,778
                                                  -------------   ---------------
                                                  -------------   ---------------

                  See Notes to Consolidated Financial Statements.

                                  OVERSEAS FILMGROUP, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                     (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                       1998                 1997
                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $      208,185       $      306,032
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES -
   AMORTIZATION OF FILM COSTS                                         5,584,637            4,736,082
   DEPRECIATION OF FIXED ASSETS                                          36,540               35,567
CHANGE IN ASSETS AND LIABILITIES -
   (INCREASE) IN ACCOUNTS RECEIVABLE                                 (3,699,798)          (2,700,621)
   (INCREASE) IN OTHER ASSETS                                           (21,790)             (11,962)
   INCREASE (DECREASE) IN ACCOUNTS PAYABLE
    AND ACCRUED EXPENSES                                                224,017             (49,469)
   INCREASE IN PAYABLE TO PRODUCERS                                   2,369,895            1,659,526
   INCREASE IN DEFERRED INCOME TAXES                                     91,000              133,000
   INCREASE (DECREASE) IN DEFERRED REVENUE                                7,500             (378,300)
                                                                 --------------       --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,800,186            3,729,855
                                                                 --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO FILM COSTS                                              (4,848,886)          (7,211,167)
PURCHASE OF FIXED ASSETS                                                      0              (29,448)
                                                                 --------------       --------------
        NET CASH USED IN INVESTING ACTIVITIES                        (4,848,886)          (7,240,615)
                                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
NET (REPAYMENT) BORROWINGS UNDER CREDIT FACILITY                     (1,396,993)           3,391,218
PAYMENTS ON NOTES PAYABLE TO SHAREHOLDERS                                                    (81,355)
ISSUANCE OF NOTE PAYABLE TO RELATED PARTY                               203,269                    0
                                                                 --------------       --------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (1,193,724)           3,309,863
                                                                 --------------       --------------

NET DECREASE IN CASH                                                 (1,242,424)            (200,897)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
AT BEGINNING OF PERIOD                                                1,351,631              399,726
                                                                 --------------       --------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
AT END OF PERIOD                                                 $      109,207       $      198,829
                                                                 --------------       --------------
                                                                 --------------       --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTER FOR:
   INTEREST                                                      $      541,879       $      530,647
                                                                 --------------       --------------
                                                                 --------------       --------------
   INCOME TAXES                                                  $            0       $        4,800
                                                                 --------------       --------------
                                                                 --------------       --------------
   FOREIGN WITHHOLDING TAXES                                     $       35,139       $       35,135
                                                                 --------------       --------------
                                                                 --------------       --------------

                  See Notes to Consolidated Financial Statements.

                              OVERSEAS FILMGROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made in the 1997 consolidated financial statements to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Consolidated Financial Statements").


II.  Film costs consist of the following:

                                           March 31, 1998         December 31, 1997
                                           --------------         -----------------
Films in release net of accumulated
  amortization                               26,159,513               26,781,682

Films not yet available for release           2,845,305                2,958,885
                                             ----------               ----------
                                             29,004,818               29,740,567
                                             ----------               ----------
                                             ----------               ----------

III. On April 14, 1998 the Company amended the terms of its Credit Facility to, among other provisions, extend the expiration of the commitment to lend under the Credit Facility to April 9, 1999, provide additional availability under the Operating Facility, eliminate further borrowings under the Film Facility portion of the Credit Facility (with the exception of one additional film) and extend the individual maturity dates of various Film Facilities, and waive certain debt covenant violations. See the 1997 Consolidated Financial Statements.

     The Company's ability to maintain availability under its Operating Facilities and to pay down the Film Facilities prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing.

IV. The Company is committed under various acquisition agreements to pay minimum guarantees of $6,437,500 contingent upon delivery of the respective films to the Company. In addition, the Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal amount of $186,613, payable on September 8, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31,
1998).  DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN
WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT,
AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE
TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND
FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (I) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION
AND MARKETING COSTS AND (II) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS
AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1997. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT.
THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF
THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS
ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

     The operations of Overseas Filmgroup, Inc. ("Overseas" or the "Company") were established on February 11, 1980. The Company operated as a privately held company through October 30, 1996. On October 31, 1996 the Company was acquired, through merger, by Entertainment/Media Acquisition Corporation ("EMAC"), a publicly traded company. Concurrent with the merger, EMAC changed its name to Overseas Filmgroup, Inc. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name First Look Pictures ("First Look").


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Revenues increased by $ 870,990 (14.1%) to $ 7,032,185 for the three months ended March 31, 1998 from $6,161,195 for the three months ended March 31, 1997. The increase was primarily due to an increase in licensing of motion picture rights to many older films (sometimes known as "library" titles) and to increased U.S. theatrical revenues ($590,432 for the quarter ended March 31, 1998 compared to $127,721 in the comparable period in the prior year) resulting from the Company's release (through First Look Pictures) of MRS. DALLOWAY in February 1998.

     Film costs as a percentage of revenues increased to 80.3% for the three months ended March 31, 1998, compared to 74.8% (after certain reclassifications) for the three months ended March 31, 1997. The increase results from generally lower margins on the films generating the greatest portion of revenues in the current three month period. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $113,078 (12.5%) to $795,066 for the quarter ended March 31, 1998 from $908,144 for the quarter ended March 31, 1997. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to decreased personnel and broad decreases in many areas of selling, general and administrative expenses in the period ended March 31, 1998 compared to the comparable period in the prior year.

     Other expense increased 53.3% to $256,663 for the three months ended March 31, 1998 compared to $167,421 (after certain reclassifications) for the three months ended March 31, 1997 primarily as a result of increased interest expense of $301,234 for the quarter ended March 31, 1998 compared to $186,735 for the quarter ended March 31, 1997.

     As a result of the above, the Company had income before taxes for the quarter ended March 31, 1998 of $334,324 compared to income before taxes of $478,167 for the quarter ended March 31, 1997.

     The Company had net income for the quarter ended March 31, 1998 of $208,185 (reflecting an effective tax rate of 38%) compared to net income for the quarter ended March 31, 1997 of $306,032 (reflecting an effective tax rate of 36%).


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations has been cash flow from operations and bank borrowings, primarily through the Company's credit facility described below.

     The Company has a credit facility (the "Credit Facility") under an agreement with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender (collectively, the "Lenders") most recently amended in April 1998 (as amended, the "Syndication Agreement"). The Syndication Agreement provides for i) up to $7,234,000 which can be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility") and ii) up to $1,000,000 (the "Local Facility") available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"). In addition, prior to the recent amendment various additional borrowings used to fund the acquisition of specific motion pictures, including certain distribution and/or print and advertising costs associated with such motion pictures (the "Film Facilities") were provided. Pursuant to the recent amendment, the Lenders and the Company agreed that the Film Facilities would no longer be a revolving credit line and amounts repaid cannot be reborrowed. Amounts borrowed under Film Facilities are being repaid out of receipts relating to the licensing of distribution rights of the specific film financed by the corresponding Film Facility as well as certain receipts of films originally financed under Film Facilities which have previously been repaid. The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company (the

Company's borrowing rate being approximately 8.687% at May 13, 1998 on one month borrowings). In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

     In addition to amounts outstanding on the Film Facilities as of May 13, 1998 ($15,261,851), an aggregate of approximately $6,000,000 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which approximately $899,000 was then outstanding at an annual interest rate of 7.25%). As part of the recent amendment to the Syndication Agreement, Ms. Little and Mr. Little, Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, have agreed to personally guarantee for the benefit of the Lenders all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility; provided that the guarantee will be extinguished when the amounts outstanding under the Operating Facility are permanently reduced to less than $6,000,000. Additionally, the Littles have agreed to defer payment on a note issued by the Company in connection with the merger with EMAC until the Operating Facility returns to a pre-existing limit of $5,000,000; however, not before May 1999.

     The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement expires April 9, 1999. Film facilities outstanding at March 31, 1998 mature on various dates between December 1998 and October 1999 based on the timing of anticipated sales and collection of receivables on the related films. Certain other film facilities are subject to review in October 1999.

     During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films, including up to approximately three First Look Pictures releases (but exclusive of films where the Company acquires primarily re-issue rights). As the Company's existing credit facility does not provide available funding for any new rights acquisition and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

     In addition to the Company's obligations reflected on the balance sheet as of March 31, 1998, as of such date the Company had contractual obligations for advances and minimum guarantee payments of $6,437,500 contingent upon completion and delivery of certain motion pictures. As of March 31, 1998, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $807,750.

     The Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 8, 1998, the principal balance of which at May 14, 1998 was approximately $186,613 in principal and accrued interest.

     As of March 31, 1998, the Company had cash and cash equivalents of $78,932 compared to cash and cash equivalents of $1,179,133 as of December 31, 1997. The difference primarily reflects repayment of borrowings under the Company's Credit Facility. Additionally, at March 31, 1998, the Company had restricted cash of $30,275 held by the Company's primary lender, to be applied against various Film Facilities.

     The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to subdistributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable, as the Securities and Exchange Commission phase-in date for this Item with respect to the Company has not yet occurred.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not, as of May 14, 1998, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

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

                       10    Amendment, dated April 14, 1998 among Coutts &
                               Co., Berliner Bank A.G. London Branch and
                               Overseas Filmgroup, Inc. amending that certain Restated and Amended Syndication Agreement dated as of October 31, 1996 among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

                     10.1    Loan Agreement dated as of February 15, 1998
                               between the Company and Ellen Dinerman Little and Robert B. Little. Incorporated by reference to Exhibit 10.31 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

                       27    Financial Data Schedule (Filed electronically
                               only).  Filed herewith.

     (a)No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OVERSEAS FILMGROUP, INC.


May 14, 1998                       By:  /s/William F. Lischak
                                      ---------------------------------------
                                   William F. Lischak
                                   Chief Financial Officer,
                                   Chief Operating Officer and
                                   Secretary, signing both in his capacity as
                                   an executive officer of the Registrant duly
                                   authorized to sign on behalf of the
                                   Registrant and as Chief Financial Officer
                                   of the Registrant.

                                  EXHIBIT INDEX
                                  -------------
 EXHIBIT
  NUMBER                           DESCRIPTION
---------                          -----------


   3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

   3.2 Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

    10   Letter Agreement, dated May 7, 1997, among Coutts & Co.,
           Berliner Bank A.G. London Branch and Overseas Filmgroup, Inc. amending that certain Restated and Amended Syndication Agreement dated as of October 31, 1996 among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Incorporated by referenced to Exhibit 10.24 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

  10.1 Loan Agreement dated as of February 15, 1998 between the Company and Ellen Dinerman Little and Robert B. Little. Incorporated by reference to Exhibit 10.31 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

    27   Financial Data Schedule (Filed electronically only).  Filed herewith.