Form 10-Q
period 1998-06-30
OVERSEAS FILMGROUP INC
filed 1998-08-13
CIK 917079

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ______ TO ___________.

                            COMMISSION FILE NUMBER 0-25308

                             OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                              13-3751702
                  (State or other                       (I.R.S. Employer
     jurisdiction of incorporation or organization)    Identification No.)

           8800 SUNSET BLVD., THIRD FLOOR, LOS ANGELES, CA           90069
              (Address of principal executive offices)             (zip code)

         Registrant's telephone number, including area code:  (310) 855-1199

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   ----    ----

     The number of shares of Common Stock outstanding as of August 13, 1998 was 5,732,778.

                               OVERSEAS FILMGROUP, INC.

                                      INDEX

------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements

         Consolidated Balance Sheets --
         December 31, 1997 and June 30, 1998 (unaudited)                   3

         Consolidated Statements of Operations (unaudited)
         for the three and six months ended June 30, 1997 and
         June 30, 1998                                                     4

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 1997 and June 30, 1998          5

         Notes to Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13

         Signature                                                        15

PART I.  FINANCIAL INFORMATION

                            OVERSEAS FILMGROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1998             1997
                                                  ------------     ------------
                                                   (UNAUDITED)
                                     ASSETS

CASH AND CASH EQUIVALENTS                         $     92,018     $  1,179,133

RESTRICTED CASH                                        352,766          172,498
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
  ACCOUNTS OF $750,000                              23,173,161       14,416,540
RELATED PARTY RECEIVABLE                               281,000          281,000
FILM COSTS, NET OF ACCUMULATED AMORTIZATION         29,504,300       29,740,567
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION          343,276          408,685
OTHER ASSETS                                           453,422          361,897
                                                  ------------     ------------
                     TOTAL ASSETS                 $ 54,199,943     $ 46,560,320
                                                  ------------     ------------
                                                  ------------     ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $  2,006,041     $  1,939,576

PAYABLE TO PRODUCERS                                12,557,911        4,453,021
NOTE PAYABLE TO SHAREHOLDERS                         2,368,515        2,161,977
NOTES PAYABLE                                       21,769,599       23,142,184
DEFERRED INCOME TAXES                                2,703,200        2,502,200
DEFERRED REVENUE                                       814,750          800,250
                                                  ------------     ------------
                  TOTAL LIABILITIES                 42,220,016       34,999,208
                                                  ------------     ------------
SHAREHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE, 2,000,000
  AUTHORIZED, 0 SHARES OUTSTANDING
COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARES
  5,732,778 SHARES ISSUED                                5,778            5,778
ADDITIONAL PAID-IN CAPITAL                          10,652,731       10,652,731
RETAINED EARNINGS                                    1,408,152          989,337
TREASURY STOCK AT COST, 45,000 SHARES                  (86,734)         (86,734)
                                                  ------------     ------------
              TOTAL SHAREHOLDERS' EQUITY            11,979,927       11,561,112
                                                  ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 54,199,943     $ 46,560,320
                                                  ------------     ------------
                                                  ------------     ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------          -------------------------------
                                                          1998               1997                 1998                1997
                                                       ----------        -----------          -----------         -----------
REVENUES                                               $8,402,754        $ 4,037,514          $15,434,939         $10,198,709

EXPENSES:
    FILM COSTS                                          7,017,795          4,609,674           12,634,563           9,218,774
    SELLING, GENERAL AND ADMINISTRATIVE                   725,045          1,040,426            1,520,110           1,948,570
                                                       ----------        -----------          -----------         -----------
        TOTAL EXPENSES                                  7,814,882          5,650,100           14,154,673          11,167,344
                                                       ----------        -----------          -----------         -----------
INCOME (LOSS) FROM OPERATIONS                             659,914         (1,612,586)           1,280,266            (968,635)


OTHER INCOME (EXPENSE):
    INTEREST INCOME                                           325                421               1,617                3,288
    INTEREST EXPENSE                                     (357,264)          (281,543)           (687,862)            (468,278)
    OTHER INCOME                                           32,685             30,801              75,964               48,884
                                                       ----------        -----------          -----------         -----------
        TOTAL OTHER INCOME (EXPENSE)                     (324,254)          (250,321)           (610,281)            (416,106)
                                                       ----------        -----------          -----------         -----------
INCOME BEFORE INCOME TAXES                                335,660         (1,862,907)            669,985           (1,384,739)
INCOME TAX PROVISION (BENEFIT)                            125,031           (654,217)            251,170             (482,081)
                                                       ----------        -----------          -----------         -----------
NET INCOME (LOSS)                                      $  210,629        $(1,208,690)        $   418,815          $  (902,658)
                                                       ----------        -----------          -----------         -----------
                                                       ----------        -----------          -----------         -----------

INCOME (LOSS) PER SHARE                                $     0.04        $     (0.21)         $      0.07         $     (0.16)
                                                       ----------        -----------          -----------         -----------
                                                       ----------        -----------          -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  5,732,778          5,747,778            5,732,778           5,777,778
                                                       ----------        -----------          -----------         -----------
                                                       ----------        -----------          -----------         -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                          1998             1997
                                                      ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                   $    418,815    $    (902,658)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET
    CASH PROVIDED BY OPERATING ACTIVITIES -
    AMORTIZATION OF FILM COSTS                          12,543,323        8,891,371
    DEPRECIATION OF FIXED ASSETS                            73,934           80,211
  CHANGE IN ASSETS AND LIABILITIES -
    (INCREASE) IN ACCOUNTS RECEIVABLE                   (8,756,621)      (1,153,189)
    (INCREASE) IN OTHER ASSETS                             (91,525)         (44,830)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE
      AND ACCRUED EXPENSES                                  66,465         (435,059)
    INCREASE IN PAYABLE TO PRODUCERS                     8,104,890        1,707,185
    INCREASE (DECREASE) IN DEFERRED INCOME
    TAXES PAYABLE                                          201,000         (580,000)
    INCREASE (DECREASE) IN DEFERRED REVENUE                 14,500         (259,500)
                                                      ------------    -------------
       NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                       12,574,781        7,303,531
                                                      ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO FILM COSTS                              (12,307,056)     (12,521,790)
  PURCHASE OF FIXED ASSETS                                  (8,525)          (5,224)
                                                      ------------    -------------
       NET CASH USED IN INVESTING ACTIVITIES           (12,315,581)     (12,527,014)
                                                      ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET (PAYDOWN) BORROWINGS UNDER CREDIT
  FACILITIES                                            (1,372,585)       5,526,094
  NET BORROWING (PAYMENT) ON NOTE PAYABLE TO
    SHAREHOLDERS                                           206,538         (130,446)
  PURCHASE OF TREASURY STOCK                                     0          (86,734)
                                                      ------------    -------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                       (1,166,047)       5,308,914
                                                      ------------    -------------
NET (DECREASE) INCREASE IN CASH                           (906,847)          85,431
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
  AT BEGINNING OF PERIOD                                 1,351,631          399,726
                                                      ------------    -------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
  AT END OF PERIOD                                    $    444,784     $    485,157
                                                      ------------    -------------
                                                      ------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    INTEREST                                          $    954,773    $   1,096,537
                                                      ------------    -------------
                                                      ------------    -------------
    INCOME TAXES                                      $          0    $       4,800
                                                      ------------    -------------
                                                      ------------    -------------
    FOREIGN WITHHOLDING TAXES                         $     50,170    $      97,919
                                                      ------------    -------------
                                                      ------------    -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             OVERSEAS FILMGROUP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made in the 1997 consolidated financial statements to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Consolidated Financial Statements").

    II.    Film costs consist of the following:

                                                                 June 30, 1998   December 31, 1997
                                                                 -------------   -----------------
     Films in release net of accumulated amortization              26,417,385       26,781,682

     Films not yet available for release                            3,086,915        2,958,885
                                                                   ----------       ----------
                                                                   29,504,300       29,740,567
                                                                   ----------       ----------
                                                                   ----------       ----------

           On April 14, 1998 the Company amended the terms of its Credit Facility (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information regarding the Credit Facility) to, among other provisions, extend the expiration of the commitment to lend under the Credit Facility to April 9, 1999, provide additional availability under the Operating Facility portion of the Credit Facility, eliminate further borrowings under the Film Facility portion of the Credit Facility (with the exception of one additional film) and extend the individual maturity dates of various Film Facilities, and waive certain debt covenant violations. See the 1997 Consolidated Financial Statements.

     III. The Company's ability to maintain availability under its Operating Facility and to pay down the Film Facilities prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collections on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing.

     IV. In addition to the liabilities presented on the balance sheet, the Company is committed under various acquisition agreements to pay minimum guarantees of $5,531,867 contingent upon delivery of the respective films to the Company. In addition, the Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal and accrued interest amount of $167,950, payable on September 8, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1998). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (i) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (ii) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1997. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

               Revenues increased by $4,365,240 (108.1%) to $8,402,754 for the three months ended June 30, 1998 from $4,037,514 for the three months ended June 30, 1997. The increase was primarily due to the license in May 1998 of North and Latin American rights to one film for $5,000,000.

               Film costs as a percentage of revenues decreased to 83.5% for the three months ended June 30, 1998, compared to 114.2% (after certain reclassifications) for the three months ended June 30, 1997. The decrease primarily results from there being no significant write downs to net realizable value of film costs in the quarter ended June 30, 1998, compared to an aggregate of approximately $1,133,403 of write downs to net realizable value of various films in the quarter ended June 30, 1997. Additionally, the gross margin for a given period will vary dependant upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

               Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $315,381 (30.3%) to $725,045 for the quarter ended June 30, 1998 from $1,040,426 for the quarter ended June 30, 1997. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to decreased personnel and broad decreases in many areas of selling, general and administrative expenses for the period ended June 30, 1998 compared to the year earlier period. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

               Other expense increased 29.5% to $324,254 for the three months ended June 30, 1998 compared to $250,321 (after certain reclassifications) for the three months ended June 30, 1997 primarily as a result of increased interest expense of $357,264 for the quarter ended June 30, 1998 compared to $281,543 for the quarter ended June 30, 1997.

               As a result of the above, the Company had income before taxes for the quarter ended June 30, 1998 of $335,660 compared to a loss before taxes of $1,862,907 for the quarter ended June 30, 1997.

               The Company had net income for the quarter ended June 30, 1998 of $210,629 (reflecting an effective tax rate of 37.2%) compared to a net loss for the quarter ended June 30, 1997 of $1,208,690 (reflecting an effective tax benefit of 35.1%).

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

               Revenues increased by $5,236,230 (51.3%) to $15,434,939 for the six months ended June 30, 1998 from $10,198,709 for the six months ended June 30, 1997. The increase in revenues was due in part to an especially successful sale of North and Latin American rights to one film for $5,000,000. The increase in revenues also resulted from an increase in licensing of motion picture rights to many older films (sometimes known as "library" titles) and to increased U.S. theatrical revenues ($893,204 for the six months ended June 30, 1998 compared to $190,925 in the comparable period in the prior year) resulting from the Company's release (through First Look Pictures) of MRS. DALLOWAY in February 1998.

               Film costs as a percentage of revenues decreased to 81.9% for the six months ended June 30, 1998, compared to 90.4% for the six months ended June 30, 1997. The decrease is primarily due to there being no significant write down to net realizable value of film costs for the six months ended June 30, 1998 compared to an aggregate of approximately $1,198,964 write down to net realizable value of various films for the six months ended June 30, 1997.

               Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $428,460 (22.0%) to $1,520,110 for the six months ended June 30, 1998 from $1,948,570 for the six months ended June 30, 1997. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to decreased personnel and broad decreases in many areas of selling, general and administrative expenses in the period ended June 30, 1998 compared to the year earlier period.

               Other expense increased to $610,281 for the six months ended June 30, 1998 compared to $468,278 (after certain reclassifications) for the six months ended June 30, 1997 primarily as a result of increased interest expense of $687,862 for the quarter ended June 30, 1998 compared to $468,278 for the six months ended June 30, 1997.

               As a result of the above, the Company had net income before income taxes of $669,985 for the six months ended June 30, 1998 compared to a loss, before tax benefit, for the six months ended June 30, 1997 of $1,384,739.

               The Company recognized a tax provision of $251,170 for the six months ended June 30, 1998 (reflecting a 37.5% tax rate), compared to a tax benefit of $482,081 for the six months ended June 30,

1997 resulting from the expected future tax benefit of recognizing the reported loss for such period for tax purposes. The tax benefit for such period was calculated assuming an effective tax rate of 36% and further reflects the expected benefit of utilizing foreign tax credits in future periods.

               As a result of the above, the Company had net income of $418,815 for the six months ended June 30, 1998 compared to a net loss for the six months ended June 30, 1997 of $902,658.

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

               The Company has a credit facility (the "Credit Facility") under an agreement with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender (collectively, the "Lenders") most recently amended in April 1998 (as amended, the "Syndication Agreement"). The Syndication Agreement provides for up to $7,234,000 which can be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility") and up to $1,000,000 (the "Local Facility") available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"). In addition, prior to the April 1998 amendments, the Syndication Agreement provided for additional borrowing to be used to fund the acquisition of specific motion pictures, including certain distribution and/or print and advertising costs associated with such motion pictures (the "Film Facilities"). Pursuant to the April 1998 amendment, the Lenders and the Company agreed that the Film Facilities would no longer be a revolving credit line and amounts repaid under the Film Facilities cannot be re-borrowed. Amounts borrowed under Film Facilities are being repaid out of receipts relating to the licensing of distribution rights of the specific film financed by the corresponding Film Facility as well as certain receipts of films originally financed under Film Facilities which have previously been repaid. The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company (the Company's borrowing rate being approximately 8.6875% at August 13, 1998 on one month borrowings). In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

               In addition to amounts outstanding on the Film Facilities as of August 10, 1998 (approximately $13,947,717), an aggregate of approximately $7,032,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which approximately $720,000 was then outstanding at an annual interest rate of 7.25%). As part of the April 1998 amendments to the Syndication Agreement, Ms. Little and Mr. Little, Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, personally guaranteed for the benefit of the Lenders all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility. The guarantee will be extinguished when the amounts outstanding under the Operating Facility are permanently reduced to less than $6,000,000. Additionally, the Littles agreed to defer payment on a note (the "Merger Note") issued by the Company in connection with the merger (the "Merger") with EMAC until amounts outstanding under the Operating Facility returns to a pre-existing limit of $5,000,000; however, not before May 1999. At August 10, 1998 an aggregate of approximately $1,991,062 in principal and accrued interest was outstanding under the Merger Note (including an aggregate of approximately $622,750 in deferred payments of principal and interest and approximately $180,908 of additional interest accrued on unpaid principal from the date of the Littles first deferred payment under the Merger Note).

               The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement expires April 9, 1999. Film facilities outstanding at June 30, 1998 mature on various dates between December 1998 and October 1999 based on the timing of anticipated sales and collection of receivables on the related films. Certain other film facilities are subject to review in October 1999.

               During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films, including up to approximately three First Look Pictures releases (but exclusive of films where the Company acquires primarily re-issue rights). As the Company's existing credit facility does not provide available funding for any new rights acquisition and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate of the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

               In addition to the Merger Note, certain amounts payable to the Littles remain unpaid including (i) approximately $421,000 in principal and accrued interest on a loan to the Company with respect to print and advertising expenditures relating to the First Look Pictures release of MRS. DALLOWAY, (ii) approximately $200,000 due under the terms of an agreement (the "Tax Reimbursement Agreement") whereby the Company is obligated to reimburse certain taxes assessed as a result of audit adjustments of tax returns filed by the Company prior to the Merger, (iii) approximately $159,996 in unpaid principal and interest under a promissory note (the "Life Insurance Note") issued in connection with the Merger, representing the cash value on the date of the Merger of certain life insurance policies under which the Company was named as beneficiary, (iv) an aggregate of $100,000 in bonuses payable to the Littles pursuant to their employment agreements, which bonuses were earned in 1996 and 1997, and (v) approximately $8,318 of expenses to be reimbursed pursuant to the terms of their employment agreements with the Company.

               In addition to the Company's obligations reflected on the balance sheet as of June 30, 1998, as of such date the Company had contractual obligations for advances and minimum guarantee payments of $5,531,867 contingent upon completion and delivery of certain motion pictures. As of June 30, 1998, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $814,750.

               Additionally, the Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 8, 1998, the principal balance of which at June 30, 1998 was approximately $167,950 in principal and accrued interest.

               As of June 30, 1998, the Company had cash and cash equivalents of $92,018 compared to cash and cash equivalents of $1,179,133 as of December 31, 1997. The difference primarily reflects repayment of borrowings under the Company's Credit Facility. Additionally, at June 30, 1998, the Company had restricted cash of $352,766 held by the Company's primary lender, to be applied against various Film Facilities.

               The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that i) the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, ii) sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to subdistributors during such period are less than anticipated and/or iii) the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable, as the Securities and Exchange Commission phase-in date for this Item with respect to the Company has not yet occurred.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               The Company is not, as of August 13, 1998, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.  OTHER INFORMATION

               On July 6, 1998, Jeffrey A. Rochlis resigned as a director of the Company. Pursuant to the Stockholder's Voting Agreement dated as of October 31, 1996, entered into in connection with the 1996 merger of EMAC and the Company, the Founders (Stephen K. Bannon, Scot K. Vorse, Gary M. Stein, Jeffrey A. Rochlis, Barbara Boyle and The Hoberman Family Trust dated 09/18/92) will nominate an individual to be elected by the Board of Directors to fill the vacancy created by Mr. Rochlis' resignation.

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

               3.3       Amendment dated as of April 14, 1998 to Restated and Amended
                         Syndication Agreement among Coults & Co., Berliner Bank A.G.
                         London Branch and Overseas Filmgroup, Inc.  Incorporated by
                         reference to Exhibit 10.24 to the Company's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1997.





             EXHIBIT
             NUMBER                           DESCRIPTION
             -------                          -----------
               27        Financial Data Schedule (Filed electronically only).  Filed herewith.

               (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OVERSEAS FILMGROUP, INC.


August 13, 1998            By:  /s/William F. Lischak
                              -------------------------------------------
                                William F. Lischak
                                Chief Financial Officer,
                                Chief Operating Officer and
                                Secretary, signing both in his capacity as an
                                executive officer of the Registrant duly
                                authorized to sign on behalf of the
                                Registrant and as Chief Financial Officer of
                                the Registrant.

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

       3.3     Amendment dated as of April 14, 1998 to Restated and Amended
               Syndication Agreement among Coults & Co., Berliner Bank A.G.
               London Branch and Overseas Filmgroup, Inc. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997.

       27 Financial Data Schedule (Filed electronically only). Filed herewith.