Form 10-Q
period 1998-09-30
OVERSEAS FILMGROUP INC
filed 1998-11-19
CIK 917079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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



     The number of shares of Common Stock outstanding as of November 14, 1997 was 5,732,778.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX
-------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets --
         December 31, 1997, and September 30, 1998 (unaudited)              3

         Consolidated Statements of  Operations (unaudited)
         for the three and nine months ended September 30, 1997 and
         September 30, 1998                                                 4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1997
         and September 30, 1998                                             5

         Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signature                                                          16

                          PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                               1998                1997
                                                                        ----------------      --------------
                                                                           (UNAUDITED)
                                     ASSETS:
CASH AND CASH EQUIVALENTS                                               $     84,067           $  1,179,133
RESTRICTED CASH                                                              125,410                172,498
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $750,000                                                  26,168,323             14,416,540
RELATED PARTY RECEIVABLE                                                     281,000                281,000
FILM COSTS, NET OF ACCUMULATED AMORTIZATION                               30,036,735             29,740,567
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                                309,761                408,685
OTHER ASSETS                                                                 455,316                361,897
                                                                        ------------          -------------
                                   TOTAL ASSETS                         $ 57,460,612           $ 46,560,320
                                                                        ------------          -------------
                                                                        ------------          -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   $  1,865,435           $  1,939,576
PAYABLE TO PRODUCERS                                                      15,455,872              4,453,021
NOTES PAYABLE TO SHAREHOLDERS                                              2,372,226              2,161,977
NOTES PAYABLE                                                             22,923,926             23,142,184
DEFERRED INCOME TAXES                                                      2,638,537              2,502,200
DEFERRED REVENUE                                                             186,750                800,250
                                                                        ------------          -------------
                                 TOTAL LIABILITIES                        45,442,746             34,999,208
                                                                        ------------          -------------

SHAREHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE, 2,000,000 SHARES
    AUTHORIZED, 0 SHARES OUTSTANDING
COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARES AUTHORIZED;
    5,777,778 ISSUED, 5,732,778 SHARES OUTSTANDING                             5,778                  5,778
ADDITIONAL PAID-IN CAPITAL                                                10,652,731             10,652,731
RETAINED EARNINGS                                                          1,446,091                989,337
TREASURY STOCK AT COST, 45,000 SHARES                                        (86,734)               (86,734)
                                                                        ------------          -------------
                            TOTAL SHAREHOLDERS' EQUITY                    12,017,866             11,561,112
                                                                        ------------          -------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 57,460,612           $ 46,560,320
                                                                        ------------          -------------
                                                                        ------------          -------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                                       1998                  1997                    1998                1997
                                                       ----                  ----                    ----                ----

REVENUES                                          $  7,241,713           $  6,089,176           $ 22,676,652         $ 16,287,885

EXPENSES:
     FILM COSTS                                      5,938,296              4,350,867             18,602,221           13,568,003
     SELLING, GENERAL AND ADMINISTRATIVE               779,693                940,254              2,299,804            2,888,824
                                                  ------------           ------------           ------------         ------------
        TOTAL EXPENSES                               6,717,989              5,291,121             20,902,025           16,456,827
                                                  ------------           ------------           ------------         ------------
INCOME (LOSS) FROM OPERATIONS                          523,724                798,055              1,774,627             (168,942)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                     1,705                    938                  3,322                2,590
     INTEREST EXPENSE                                 (499,705)              (211,964)            (1,158,205)            (680,242)
     OTHER INCOME                                       31,045                 92,564                107,008              141,448
                                                  ------------           ------------           ------------         ------------
        TOTAL OTHER INCOME (EXPENSE)                  (466,955)              (118,462)            (1,047,873)            (536,204)
                                                  ------------           ------------           ------------         ------------
INCOME BEFORE INCOME TAXES                              56,769                679,593                726,754             (705,146)
INCOME TAX PROVISION (BENEFIT)                          18,830                244,653                270,000             (237,428)
                                                  ------------           ------------           ------------         ------------
NET INCOME (LOSS)                                 $     37,939           $    434,940           $    456,754         $   (467,718)
                                                  ------------           ------------           ------------         ------------
                                                  ------------           ------------           ------------         ------------

BASIC AND DILUTED EARNINGS PER SHARE              $       0.01           $       0.08           $       0.08         $      (0.08)
                                                  ------------           ------------           ------------         ------------
                                                  ------------           ------------           ------------         ------------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                              5,732,778              5,732,778              5,732,778            5,752,778
                                                  ------------           ------------           ------------         ------------
                                                  ------------           ------------           ------------         ------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1998                   1997
                                                                            ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET (LOSS) INCOME                                                  $    456,754           $   (467,718)
    ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES -
       AMORTIZATION OF FILM COSTS                                        18,602,222             13,377,759
       DEPRECIATION OF FIXED ASSETS                                         108,245                120,894
    CHANGE IN ASSETS AND LIABILITIES -
       (INCREASE) IN ACCOUNTS RECEIVABLE                                (11,751,783)            (2,972,059)
       DECREASE IN OTHER RECEIVABLES                                              0                      0
       (INCREASE) IN OTHER ASSETS                                           (93,419)              (103,459)
       (DECREASE) INCREASE IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                                              (74,140)              (244,486)
       INCREASE IN PAYABLE TO PRODUCERS                                  11,002,852                943,230
       INCREASE (DECREASE) IN DEFERRED INCOME TAXES PAYABLE                 136,337               (405,754)
       (DECREASE) IN DEFERRED REVENUE                                      (613,500)               (59,877)
                                                                       ------------           ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      17,773,568             10,188,529
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO FILM COSTS                                             (18,898,391)           (17,194,786)
    PURCHASE OF FIXED ASSETS                                                 (9,321)               (10,584)
                                                                       ------------           ------------
          NET CASH USED IN INVESTING ACTIVITIES                         (18,907,712)           (17,205,370)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET (REPAYMENTS), BORROWINGS UNDER CREDIT FACILITIES                   (218,258)             6,996,186
    BORROWING (PAYMENT) ON NOTES PAYABLE TO RELATED PARTIES                 210,248               (127,177)
    PURCHASE OF TREASURY STOCK                                                    0                (86,734)
                                                                       ------------           ------------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (8,010)             6,782,274
                                                                       ------------           ------------

NET (DECREASE) IN CASH                                                   (1,142,154)              (234,567)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    AT BEGINNING OF PERIOD                                                1,351,631                399,726
                                                                       ------------           ------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    AT END OF PERIOD                                                   $    209,477           $    165,159
                                                                       ------------           ------------
                                                                       ------------           ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
       INTEREST                                                        $  1,452,139           $  1,720,229
                                                                       ------------           ------------
                                                                       ------------           ------------
       INCOME TAXES                                                    $     13,183           $      4,800
                                                                       ------------           ------------
                                                                       ------------           ------------
       FOREIGN WITHHOLDING TAXES                                       $     74,623           $    165,126
                                                                       ------------           ------------
                                                                       ------------           ------------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made in the 1997 consolidated financial statements to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Consolidated Financial Statements").

II.  Film costs consist of the following:


                                                          September 30, 1998        December 31, 1997
                                                          ------------------        -----------------
     Films in release net of accumulated amortization          27,838,936               26,781,682

     Films not yet available for release                        2,197,799                2,958,885
                                                               ----------               ----------

                                                               30,036,735               29,740,567
                                                               ----------               ----------
                                                               ----------               ----------


III. On April 14, 1998 the Company amended the terms of its Credit Facility (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information regarding the Credit Facility) to, among other provisions, extend the expiration of the commitment to lend under the Credit Facility to April 9, 1999, provide additional availability under the Operating Facility portion of the Credit Facility, eliminate further borrowings under the Film Facility portion of the Credit Facility (with the exception of one additional film) extend the individual maturity dates of various Film Facilities, and waive certain debt covenant violations. See the 1997 Consolidated Financial Statements.

IV. The Company's ability to maintain availability under its Operating Facility and to pay down the Film Facilities prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collections on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Additionally, the Company will need to renew the commitment of its current lenders under its credit facility or replace its existing credit facility on or before April 1999, when the current commitment to lend expires. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing.

V. In addition to the liabilities presented on the balance sheet, the Company is committed under various acquisition agreements to pay minimum guarantees of $150,000 contingent upon delivery of the respective films to the Company. In addition, the Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal and accrued interest amount of $149,287 payable on December 8, 1998. The production company is in negotiation with the bank to extend the term of the promissory note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" INCLUDING THOSE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1998). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (i) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (ii) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT (INCLUDING, WITHOUT LIMITATION, UNDER "IMPACT OF YEAR 2000" BELOW) AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1997. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

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


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

     Revenues increased by $1,152,537 (18.9%) to $7,241,713 for the quarter ended September 30, 1998 from $6,089,176 for the quarter ended September 30, 1997. The increase in revenues was primarily due to the delivery of two films where associated pre-sales (sales contracted prior to the availability of the particular film and which sales are not recognizable until delivery of the related film) totaling approximately $4,998,000 had been previously made and were then recognized upon delivery in the quarter. By comparison, for the quarter ended September 30, 1997, there were two films delivered with associated pre-sales of $280,000 recognized in the quarter.

     Film costs as a percentage of revenues increased to 82.0% for the three months ended September 30, 1998, compared to 71.5% (after certain reclassifications) for the three months ended September 30, 1997. The increase in film costs as a percentage of revenue (and the corresponding decrease in margin to the Company) is due in part to the contractual entitlements of the Company under terms of many of the recent films for which rights have been acquired by the Company. The production costs of many of the films for which the Company has been acquiring rights now and in recent periods are being financed entirely by third parties (with no recourse to the Company), including such arrangements known as "gap" financing, whereby a financier provides production financing based upon the Company's estimate of the value of unsold rights to the particular film. In many of these situations, in order to be competitive, the Company has accepted lower fees and margins and in some circumstances has been required to defer some or all of its fee until such time as the financier has recovered its investment in the particular film. Additionally, the gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $160,560 (17.1%) to $779,694 for the quarter ended September 30, 1998 from $940,254 for the quarter ended September 30, 1997. Decreases in payroll related expenses (decreased approximately $195,982), accounting expenses (decreased approximately $21,645), bad debts (decreased approximately $23,490) and legal expenses (decreased approximately $52,739), were partially offset by increases in certain areas including contract labor (increased approximately $39,561), publicity (increased approximately $16,111), other expenses relating to the Company's being a publicly held company (increased approximately $18,698) and rent (increased approximately $12,236) compared to the comparable quarter in the prior year. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

     Other expense increased $348,494 (294.2%) to $466,955 for the three months ended September 30, 1998 compared to $118,461 (after certain reclassifications) for the three months ended September 30, 1997 primarily as a result of increased interest expense of $499,705 for the quarter ended September 30, 1998 compared to $211,963 for the quarter ended September 30, 1997.

     As a result of the above, the Company had income before taxes for the quarter ended September 30, 1998 of $56,769 compared to income before taxes of $679,593 for the quarter ended September 30, 1997.

     The Company had net income for the quarter ended September 30, 1998 of $37,939 (reflecting an effective tax rate of 33.2%) compared to net income for the quarter ended September 30, 1997 of $434,940 (reflecting an effective tax rate of 36%).

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased by $6,388,767 (39.2%) to $22,676,652 for the nine months ended September 30, 1998 from $16,287,885 for the nine months ended September 30, 1997. The increase in revenues was due in part to the license in May 1998 of North and Latin American rights to WAKING NED DEVINE for $5,000,000. The increase was also due to an increase in revenues from the licensing of motion picture rights to many older films, sometimes known as "library" titles, (approximately $3,512,721 for the nine months ended September 30, 1998 compared to approximately $2,349,227 for the nine months ended September 30, 1997) and to increased U.S. theatrical revenues ($950,275 for the nine months ended September 30, 1998 compared to $326,716 in the comparable period in the prior year) primarily resulting from the Company's release (through First Look Pictures) of MRS. DALLOWAY in February 1998.

     Film costs as a percentage of revenues decreased to 82.0% for the nine months ended September 30, 1998, compared to 83.3% for the nine months ended September 30, 1997. The decrease is primarily due to fewer write-downs to net realizable value of film costs in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 (approximately $285,293 for the nine months ended September 30, 1998 compared to approximately $1,822,988 for the nine months ended September 30, 1997). The impact of the lower write-downs in the nine months ended September 30, 1998 was partially offset by generally lower margins on films generating the greatest share of revenues recognized for the nine months ended September 30, 1998 compared to films generating the greatest share of revenues recognized for the nine months ended September 30, 1997.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $589,020 (20.4%) to $2,299,804 for the nine months ended September 30, 1998 from $2,888,824 for the nine months ended September 30, 1997. Decreases in certain selling, general and administrative expenses over those of the comparable period in areas including payroll related expenses (decreased approximately $446,247), accounting expenses (decreased approximately $62,113), bad debts (approximately $73,893) and legal expenses (decreased approximately $92,397), were partially offset by increases in certain areas including contract labor (approximately $58,793), and rent (approximately $36,707).

     Other expense increased $511,670 (95.4%) to $1,047,873 for the nine months ended September 30, 1998 compared to $536,204 (after certain reclassifications) for the nine months ended September 30, 1997 primarily as a result of increased interest expense of $1,158,205 for the nine months ended September 30, 1998 compared to $680,242 for the nine months ended September 30, 1997.

     As a result of the above, the Company had net income before income taxes of $726,754 for the nine months ended September 30, 1998 compared to a loss, before tax benefit, for the nine months ended September 30, 1997 of $705,146.

     The Company made a tax provision of $270,000 for the nine months ended September 30, 1998 (reflecting a 37.2% tax rate), compared to a tax benefit of $237,428 for the nine months ended September 30, 1997 resulting from the expected future tax benefit of recognizing the reported loss for such period for tax purposes. The tax benefit for such period was calculated assuming an effective tax rate of 33.7%.

     As a result of the above, the Company had net income of $456,754 for the nine months ended September 30, 1998 compared to a net loss for the nine months ended September 30, 1997 of $467,718.

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

     The Company has a credit facility (the "Credit Facility") under an agreement with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender (collectively, the "Lenders") most recently amended in April 1998 (as amended, the "Syndication Agreement"). The Syndication Agreement provides for up to $7,234,000 which can be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility") and up to $1,000,000 (the "Local Facility") available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"). Prior to the April 1998 amendments, the Syndication Agreement also provided for additional borrowing availability to be used to fund the acquisition of specific motion pictures, including certain distribution and/or print and advertising costs associated with such motion pictures (the "Film Facilities"). Pursuant to the April 1998 amendment, the Lenders and the Company agreed that the Film Facilities would no longer be a revolving credit line and amounts repaid under the Film Facilities cannot be re-borrowed. Amounts borrowed under Film Facilities are being repaid out of receipts relating to the licensing of distribution rights of the specific film financed by the corresponding Film Facility as well as certain receipts of films originally financed under Film Facilities which have previously been repaid. The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company (the Company's borrowing rate being approximately 8.625% at November 14, 1998 on one month borrowings). In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

     In addition to amounts outstanding on the Film Facilities as of November 14, 1998 (approximately $12,542,081), an aggregate of approximately $7,234,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which approximately $511,000 was then outstanding at an annual interest rate of 6.75%). As part of the April 1998 amendments to the Syndication Agreement, Ellen Dinerman Little and Robert B. Little, Co-Chairmen of the Board of Directors and Co-Chief Executive Officers, personally guaranteed for the benefit of the Lenders all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the

Operating Facility. The guarantee will be extinguished when the amounts outstanding under the Operating Facility are permanently reduced to less than $6,000,000. Additionally, the Littles agreed to defer payment on a note (the "Merger Note") issued by the Company in connection with the October 1996 merger (the "Merger") with EMAC until amounts outstanding under the Operating Facility return to a pre-existing limit of $5,000,000; however, not before May 1999. At November 14, 1998 an aggregate of approximately $2,016,247 in principal and accrued interest was outstanding under the Merger Note (including an aggregate of approximately $768,059 in deferred payments of principal and interest and approximately $206,093 of additional interest accrued on the unpaid principal from the date the Littles first deferred payments under the Merger Note).

     The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement expires April 9, 1999. Film facilities outstanding at September 30, 1998 mature on various dates between December 1998 and October 1999 based on the timing of anticipated sales and collection of receivables on the related films. Certain other film facilities are subject to review in October 1999.

     In addition to the Merger Note, as of September 30, 1998 certain amounts payable to the Littles remain unpaid including (i) approximately $427,271 in principal and accrued interest on a loan to the Company with respect to print and advertising expenditures relating to the First Look Pictures release of MRS. DALLOWAY, (ii) approximately $200,000 due under the terms of an agreement (the "Tax Reimbursement Agreement") entered into in connection with the October 1996 Merger whereby the Company is obligated to reimburse certain taxes assessed as a result of audit adjustments of tax returns filed by Overseas Filmgroup, Inc. prior to the Merger, (iii) approximately $163,854 in unpaid principal and interest under a promissory note (the "Life Insurance Note") issued in connection with the Merger, representing the cash value on the date of the Merger of certain life insurance policies under which the Company was named as beneficiary, (iv) an aggregate of $100,000 in bonuses payable to the Littles pursuant to their employment agreements, which bonuses were earned in 1996 and 1997, and (v) approximately $14,247 of expenses to be reimbursed pursuant to the terms of their employment agreements with the Company.

     In addition to the Company's obligations reflected on the balance sheet as of September 30, 1998, as of such date the Company had contractual obligations for advances and minimum guarantee payments of $150,000 contingent upon completion and delivery of certain motion pictures. As of September 30, 1998, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $186,750.

     Additionally, the Company has guaranteed a loan from a bank to Neo Motion Pictures due on December 8, 1998, the principal balance of which at September 30, 1998 was approximately $149,287 in principal and accrued interest. Management of Neo Motion Pictures are in negotiation with the bank to extend the term of the loan.

     As of September 30, 1998, the Company had cash and cash equivalents of $84,067 compared to cash and cash equivalents of $1,179,133 as of December 31, 1997. The difference primarily reflects repayment of borrowings under the Company's Credit Facility. Additionally, at September 30, 1998, the Company had restricted cash of $125,410 held by the Company's primary lender, to be applied against various Film Facilities.

     During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films (exclusive of films where the Company primarily acquires re-issue rights), including up to approximately three First Look Pictures releases. As the Company's existing credit facility does not provide available funding for any new rights acquisitions and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate of the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

     The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that (i) the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, (ii) sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to subdistributors during such period are less than anticipated and/or (iii) the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). In addition, as the commitment to lend under the Company's current Credit Facility expires in April 1999, the Company will need to renew the commitment to lend under the Credit Facility or arrange alternative financing resources. There can be no assurance, however, that such additional alternative capital or sources of financing resources will be available or available on terms advantageous to the Company.

CERTAIN TAX MATTERS

     The Company has had its federal income tax return relating to the two month period following the October 1996 Merger selected for audit by the Internal Revenue Service. As the audit has only recently commenced, the Company does not currently have a basis upon which to estimate the impact, if any, such audit may have on the Company.

IMPACT OF  YEAR 2000

     Impact of the Year 2000 Issue - Introduction. The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise because most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the 2000's from dates in the 1900's. Year 2000 issues also may arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

     State of Readiness. The Company has assessed its computer systems (software, hardware, including embedded microprocessors and other technology) in order to determine whether such systems recognize the year 2000. Based upon such assessment the Company believes that all of the Company's computer systems are year 2000 compliant except for the Company's accounting system. As a result of such assessment, the Company intends to upgrade its accounting system. The upgrade is intended to both expand the capabilities of the system and resolve the year 2000 issues associated with the current system. The Company currently plans to complete the upgrade of the accounting system by the end of 1998. The Company does not currently anticipate that any additional material changes will be required or that the Year 2000 issue will pose significant operational problems for the Company. If any anticipated problems arise or any necessary changes are not made or completed in a timely fashion, the Year 2000 issue may take longer for the Company to address and could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has primarily focused on its own internal systems. The Company does not currently have a basis upon which to estimate the impact on the Company of year 2000 non-compliance by the Company's major licensees and subdistributors. It is possible that non-compliance to year 2000 concerns by the Company's major licensees and subdistributors could have a material adverse effect on the Company, by, for example, delaying payments by such parties. At this time, the Company does not have plans to institute a program to review year 2000 compliance by its major licensees and subdistributors in order to determine exposure to year 2000 issues. The Company's accounts receivable personnel routinely follow-up to verify receivables are timely paid by the Company's licensees and subdistributors.

     The Company currently intends to communicate with the financial institutions with which it has its primary banking relationships, as well as with its primary telecommunications providers to ascertain their Year 2000 compliance plans and state of readiness and to attempt to determine the extent to which the Company may be affected by any failure on their part to remediate their current Year 20000 issues. The Company does not intend to independently verify any information received from such parties with respect to Year 2000 issues. As a result, there can be no assurance that such other parties will not suffer a Year 2000 business disruption that may adversely effect the Company's financial condition and results of operations. In additional, general failures to be Year 2000 compliant nationally or internationally by banks and other significant companies or economic infrastructures could have an adverse impact on the Company.

     Costs to Address the Year 2000 Issue. The Company estimates that the cost to the Company of the upgrade of its accounting system, intended to expand the capabilities of the system and resolve the Year 2000 issues associated with the current system will be approximately $10,000. The Company intends to fund such costs from its working capital from operations. The Company does not believe that the costs of solving the internal Year 2000 issues will have a material adverse effect on its liquidity or financial condition. However, as the Company progresses with the Year 2000 update of its accounting system and implements any necessary changes to its systems, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

     Risks of Year 2000 Issues. To date, the Company has not identified any of its computer systems which present a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Company progresses with the Year 2000 update of its accounting system, the Company may identify additional Year 2000 issues which present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, record and access data relating to the availability of titles in the Company's library for licensing and distribution, send invoices or engage in similar normal business activities. The failure of the Company to identify systems which require Year 2000 conversion that are important to the

Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's financial condition and results of operations. In additional, general failures to be Year 2000 compliant nationally or internationally by banks and other significant companies or economic infrastructures could have an adverse impact on the Company.

     Contingency Plans. Because the update of the Company's accounting system conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000 specific contingency plan. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its update of its accounting system will not be completed in a timely fashion, the Company will work to enhance its contingency plan.

     The discussion above contains certain forward-looking statements. The costs of the update of the Company's accounting system and other Year 2000 costs, the date which the Company has set to complete such update and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among other things, the success of the Company in identifying its systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace such systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable, as the Securities and Exchange Commission phase-in date for this Item with respect to the Company has not yet occurred.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of its business. In the opinion of management, none of the current proceedings will have a material adverse effect on the Company's operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Stockholders was held on October 14, 1998. See "Item 5. Other Information" below.

ITEM 5.  OTHER INFORMATION

     At the Company's 1998 Annual Meeting of Shareholders held on October 14, 1998, Ellen Dinerman Little and Scot K. Vorse were re-elected to serve as directors of the Company until the

Company's 2001 Annual Meeting of Stockholders and until their successors are elected and have qualified, in each case by a vote of 5,297,600 votes in favor of such person's reelection, 500 votes against such person's reelection.

     At the 1998 Annual Meeting of Stockholders, the Company's stockholders also approved a proposal to ratify the Company's selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The number of votes cast with respect to such proposal were 5,297,100 votes in favor of such proposal and 500 votes against such proposal, with 500 abstentions.

     Gary Stein was appointed as a director by the Board of Directors in September, 1998, to fill a vacancy on the Board of Directors created by the resignation of Jeffrey Rochlis in July 1998. Mr. Stein will serve as a director for the remainder of Mr. Rochlis' term (until the 1999 Annual Meeting). Since January 1997, Mr. Stein has served a general partner of Britten and Stone Music, a Nashville-based publishing and consulting business, which he co-founded with his wife. Between March 1990 and October 1996, Mr. Stein served as Executive Vice President - Corporate and Financial Development for Lancit Media Entertainment, Inc., a leading producer of quality children's television programming.

     On July 28, 1998, prior to Mr. Stein being voted in to replace Mr. Rochlis on the Board of Directors, the Company entered into a confidentiality agreement with Mr. Stein ( the "Confidentiality Agreement") wherein Mr. Stein offered to provide information about the Company to a corporation provided such information would be kept confidential. The Confidentiality Agreement also provides for Mr. Stein to receive a fee of 1.5% of the total dollar amount of any transaction consummated as a result of his introduction in connection with this certain corporation.

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

                  27     Financial Data Schedule (Filed electronically only).
                           Filed herewith.


     (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OVERSEAS FILMGROUP, INC.


November 19, 1998                  By:  /s/ William F. Lischak
                                     -------------------------
                                   William F. Lischak
                                   Chief Financial Officer,
                                   Chief Operating Officer and
                                   Secretary, signing both in his capacity as an
                                   executive officer of the Registrant
                                   duly authorized to sign on behalf of
                                   the Registrant and as Chief Financial
                                   Officer of the Registrant.

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