Form 10-K
period 1998-12-31
OVERSEAS FILMGROUP INC
filed 1999-04-15
CIK 917079

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

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                         OR
     / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                (Cover page of Form 10-K continued on next page)

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 31, 1999, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $6,181,537.

     The number of shares of Common Stock outstanding as of March 31, 1999 was 5,732,778.

                        DOCUMENTS INCORPORATED BY REFERENCE
         NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III

                                       PART I

THIS ANNUAL REPORT ON FORM 10-K (INCLUDING, WITHOUT LIMITATION, PARTS I, II AND
III) CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING THOSE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS. DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (i) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (ii) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.


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

     The Company was incorporated in December 1993 under the name "Entertainment/Media Acquisition Corporation" as a Specified Purpose Acquisition Company* in order to acquire an operating business in the entertainment and media industry by merger or other similar type of transaction. From inception until the October 1996 merger hereafter described, its operations were limited to organizational activities, completion of an initial public offering in February 1995, and the evaluation and negotiation of possible business combinations. On October 31, 1996, pursuant to an Agreement of Merger dated as of July 2, 1996, as amended as of September 20, 1996, among the Company, Overseas Filmgroup, Inc. - a privately-held Delaware corporation ("Pre-Merger Overseas"), and Ellen

-------------------
* "Specified Purpose Acquisition Company" is a registered servicemark of GKN Securities Corp.

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

RECENT DEVELOPMENTS

     On April 9, 1999 the Company and the lenders providing the Company's credit facility agreed to amend the credit facility to extend the expiration of the credit facility and the maturity date of the outstanding borrowings thereunder, until April 9, 2000, subject to certain additional reporting obligations and restrictions. In light of the inability of the Company to borrow additional amounts under the credit facility, the Company is actively seeking an equity infusion and the refinancing of the credit facility. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" for additional information regarding the credit facility and the Company's capital needs.

STRATEGIC OBJECTIVES

     The Company has accumulated a library of distribution rights (including sales agency rights) in various media and markets to approximately 220 feature films. See "The Company's Film Library of Distribution Rights" below. Most of such motion pictures have had direct negative costs between $1,000,000 and $6,000,000. This is substantially below the average direct negative cost of films produced by the major studios, which was approximately $52.7 million in 1998. The Company's primary focus has been the licensing of distribution rights (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors in the major international territories or regions. These activities accounted for approximately 70% of the Company's total revenues in 1998. In recent years, the Company has been increasingly active in acquiring domestic distribution rights. The Company has engaged directly in domestic theatrical distribution (booking motion pictures with theatrical exhibitors, arranging for the manufacture of release prints from the film negative, and promoting such motion pictures with advertising and publicity campaigns) through the Company's domestic theatrical releasing division, First Look Pictures. First Look Pictures has released such films as MRS. DALLOWAY (starring Vanessa Redgrave, Rupert Graves, and Natascha McElhone), ANTONIA'S LINE (winner of the 1996 Academy Award for Best Foreign Language Film), THE DESIGNATED MOURNER (starring Mike Nichols, Miranda Richardson and David De Keyser), INFINITY (directed by Matthew Broderick, starring Matthew Broderick and Patricia Arquette), THE SECRET OF ROAN INISH (the critically acclaimed film by the noted director, John Sayles), THE SCENT OF GREEN PAPAYA (which was nominated for the 1994 Academy Award for Best Foreign Language Film) and PARTY GIRL (which the Company believes was the first theatrical motion picture broadcast over the Internet).

     The Company began its operations by acting primarily as a foreign sales agent, licensing distribution rights in markets outside the United States to independently produced films which were fully financed and continued to be owned by others, in exchange for a sales agency fee. In addition, sometimes the Company acquires from independent producers the distribution rights in a film for a specified term in one or more territories and media and receives a distribution fee in connection with its licensing activities. At times the Company commits to pay an independent producer a minimum guaranteed payment (a "minimum guarantee") at or after delivery of the completed film to the Company, ranging from approximately $100,000 to $5,000,000 or more and representing varying portions, including at times all or substantially all of a film's production costs. These minimum guarantees may enable the independent producer to obtain financing for its project and often results in the Company controlling more of the distribution rights in the film and receiving more favorable distribution terms. The Company has also selectively produced certain of the motion pictures distributed by it, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

     Certain films distributed and/or licensed by the Company in 1998 performed well, especially Waking Ned Devine (released by Fox Searchlight in the U.S. where the film has generated approximately $25,000,000 at the box office, however, at this time the Company does not estimate amounts will be payable by Fox Searchlight to the Company as a result of such performance in excess of the $5,000,000 advance paid to the Company in 1998). Additionally, although the Company has operated under the constraints of having little or no available debt financing from its current lender, the Company has acquired the sales or distribution rights to approximately seven films (representing an estimated $12,000,000 of aggregate production costs) which were first available for distribution in 1998 and an additional approximately nine films (representing an estimated $53,000,000 in aggregate production costs) which are expected to be first made available for distribution in 1999, including TITUS, the directorial debut of the much acclaimed stage director Julie Taymor (THE LION KING on Broadway) starring Anthony Hopkins and Jessica Lange. However, the continued debt level of the Company and the related interest costs as well as the restrictions imposed by the Company's lenders have significantly impacted the cash flow and operations of the Company. Additionally, the Company continues to be impacted by (i) changes in the marketplace for independent films including the reduced demand by retail video stores and video subdistributors worldwide for films which have not had significant (or any) theatrical release (in 1998, the Company released two films theatrically in the United States through First Look Pictures, MRS. DALLOWAY and A MERRY WAR and had one film, WAKING NED DEVINE, released by another party, Fox Searchlight); and (ii) the weakened demand for film rights in Asia due to the region's recent economic downturn. Additionally, the marketplace for independent films has been impacted by an overabundance of lower budget independent film product made available in part due to the availability of financing sources for such films including "gap financing" and insurance backed financing structures. In order to seek to improve the Company's cash flow and address the changes in the marketplace identified above, as well as in response to the operating limitations imposed by the lenders under the Company's credit facility, the Company in 1998 made certain changes in its operational strategy, and is actively investigating and pursuing potential equity infusions, and is seeking to refinance its debt. See Management's Discussion and Analysis of Financial Condition and Results of Operations. There can be no assurance, however, that the Company will be able to conclude any such equity infusion and/or refinance the Company's credit facility. Currently, the Company's primary strategies are to:

- SEEK TO LIMIT RISK BY LIMITING ITS INVESTMENT IN ACQUISITION COSTS AND FILM PRODUCTION, AND CONTINUING TO USE METHODS FOR ACQUIRING SALES AND DISTRIBUTION RIGHTS WHICH DRAW UPON THE COMPANY'S EXPERTISE IN SALES AND ABILITY TO ARRANGE EQUITY AND OTHER FINANCING FOR THE PRODUCTION OF FILMS, INCLUDING PRE-SALES. In early 1998, the Company began to alter the frequency in which it engages in various acquisition, distribution and financing arrangements. The Company presently intends to:

     - Continue to act in many instances as sales agent or engage in "straight distribution" (i.e., licensing distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory or territories and media without a minimum guarantee commitment) whereby the related film is produced with funds provided by other parties and not by the Company.

     - Continue to act on behalf of producers to locate and arrange equity sources (including investors, producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers), co-production and co-financing sources, pre-sales, "gap financing" (arrangements where a lender lends a portion of the acquisition or production funds based upon the Company's estimated value of unsold distribution rights), insurance backed financing arrangements (arrangements where an insurance company insures a lender or other financier against loss from the sales of unsold rights) and other resources available for production of motion pictures in exchange for the sales and/or distribution rights to the related films and/or fees.

     - Limit the instances in which the Company itself produces motion picture projects. The Company does not presently have plans to produce any motion picture projects itself in 1999.

     - Limit the number of films for which the Company provides minimum guarantees.

     - Limit the situations in which the Company participates in co-financing arrangements, whereby the Company, in combination with other equity providers, commits to fund a portion of a particular film's production costs.

     - Reduce the number of films First Look Pictures releases annually. In 1998, First Look Pictures released two motion pictures. First Look Pictures may release one film in 1999, assuming the availability of funding for print and advertising costs associated with such release. The Company currently anticipates that, in most circumstances, it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release.

- ACQUIRE FILMS WHICH THE COMPANY BELIEVES ARE LIKELY TO MERIT A THEATRICAL RELEASE OR ARE SUITABLE FOR INITIAL RELEASE ON TELEVISION
     (INCLUDING PAY TELEVISION).  The Company currently intends to:

     - Acquire films with recognizable cast, directors and producers and greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) and which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to acquisition and/or production costs through pre-sales, "gap financing," insurance backed production structures and other third party equity sources.

     - Acquire films which are oriented to television (including pay television) programming needs including, at times, films with lower budgets and in specifically oriented genres, such as action films.

     - Further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies.



- MAINTAIN A COST CONSCIOUSNESS IN ITS ACQUISITION, FINANCING AND DISTRIBUTION ACTIVITIES. The Company currently intends to:

     -    Consider possible additional reductions in overhead.

     - Seek to develop relationships with emerging and established talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs.

- EXPLORE OBTAINING ADDITIONAL SOURCES OF CAPITAL. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing) and the refinancing of its credit facility. There can be no assurance, however, that such additional capital (and including the refinancing of its credit facility) will be available or available on terms advantageous to the Company.

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

THE MOTION PICTURE INDUSTRY

     The motion picture industry consists of two principal activities which are described in greater detail below: production, which involves the development, financing and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, both domestically and internationally. The United States motion picture industry is dominated by the "major studios," including The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers Inc., Universal Pictures, Twentieth Century Fox, Sony Pictures Entertainment, and MGM/UA. The major studios, which have historically produced and distributed the vast majority of high grossing theatrical motion pictures released annually in the United States, are typically large diversified corporations that have strong relationships with creative talent, television broadcasters and channels, theatrical exhibitors and others involved in the entertainment industry. The major studios also typically have extensive national or worldwide distribution organizations and own extensive motion picture libraries. Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications. The major studios also may own or are affiliated with companies that own other entertainment related assets such as music and merchandising operations and theme parks. The major studios' motion picture libraries and other entertainment assets may provide a stable source of earnings which can offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

     During the past 15 years, "independent" production and distribution companies (many with financial and other ties to the major studios) have played an important role in the production and distribution of motion pictures for the worldwide feature film market, including Miramax Films Corporation (PULP FICTION, IL POSTINO (the Postman) and LIKE WATER FOR CHOCOLATE), now affiliated with The Walt Disney Company; New Line Cinema Corporation/Fine Line Features (THE MASK, TEENAGE MUTANT NINJA TURTLES and the NIGHTMARE ON ELM STREET series), now affiliated with Time Warner Entertainment Company, L.P.; October Films (SECRETS & LIES, BREAKING THE WAVES) now affiliated with Universal Pictures; and Orion Pictures (THE SILENCE OF THE LAMBS), now affiliated with MGM/UA. Artisan Entertainment Inc. (PERMANENT MIDNIGHT, RINGMASTER); and Lion's Gate Films (GODS AND MONSTERS, AFFLICTION). As a result of consolidation in the domestic motion picture industry, a number of previously independent producers and distributors have been acquired or are otherwise affiliated with major studios. However, there are also a large number of other production and distribution companies that produce or distribute motion pictures which have not been acquired or become affiliated with the major studios. In contrast to the major studios, the independent production and distribution companies generally produce or distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, or associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

     The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. From 1989 to 1998, international revenues of motion picture distributors from filmed entertainment grew from approximately $4.7 billion in 1989 to approximately $10.3 billion in 1998. This growth has been due to a number of factors, including, among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens.

     Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Russia, Japan, Spain, and the United Kingdom have substantial indigenous film industries. In a number of these countries, as in the United States, the film (and in some cases the entertainment) industry is dominated by a small number of companies, often large, diversified companies with production and distribution operations. However, like in the United States, in most of such countries there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films, such as LIKE WATER FOR CHOCOLATE, IL POSTINO (the Postman) and ANTONIA'S LINE, and foreign English-language films, such as HILLARY AND JACKIE, WAKING NED DEVINE, WINGS OF THE DOVE, THE ENGLISH PATIENT, SHINE, FOUR WEDDINGS AND A FUNERAL, THE CRYING GAME and CROCODILE DUNDEE appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis as such films draw a specialized audience for which the appeal of such films has decreased substantially in recent years.

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

MOTION PICTURE DISTRIBUTION

     GENERAL. Distribution of a motion picture involves domestic and international licensing of the picture for (a) theatrical exhibition, (b) videocassettes, laser discs and digital video discs (DVD), (c) presentation on television, including pay-per-view, basic and premium cable, network, syndication, or satellite, (d) marketing of the other rights in the picture and underlying literary property, which may include books, CD-ROM, merchandising and soundtracks, and (e) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities. Although releases by the major studios typically are licensed and fully exploited in all of the foregoing media, often films produced or distributed by independent film companies are not exploited in all such media. For example, certain films may not receive theatrical exhibition in the United States or various other territories and may instead go straight to home video release or instead first "premiere" or otherwise be exploited on a pay television service (in certain limited circumstances followed by a theatrical release).

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

     ACQUISITION OF DISTRIBUTION RIGHTS. A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture, but instead acts as an agent on behalf of the producer or rights owner to license distribution rights to such motion picture to distributors on behalf of the producer or rights owner in exchange for a sales agency fee, typically computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by exploitation of the motion picture by the distributor.
The distributor often agrees to pay the producer of the motion picture a certain advance or minimum guarantee upon the delivery of the completed motion picture, which amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. In general, after receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor pays the remainder of revenues in excess of an ongoing distribution fee to the producer of such motion picture. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture and which provide for payment of a minimum guarantee (often referred to as the "pre-licensing" or "pre-selling" of film rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the advance or minimum guarantee as collateral to borrow production funding. In the past pre-selling of film rights had provided a means for financing film production; however, the ability to pre-sell film rights in various territories and media, the amount of pre-sales that can be obtained in certain territories and media and thus the percentage of a film's budget that can be covered with pre-sales fluctuates. In recent years, independent film companies have not generally been able to pre-sell as great a percentage of a film's budget as they have in past years. The producer may also at times be able to acquire additional production funds through "gap financing", whereby a lender loans a portion of the production funds based on a distributor's estimate of the value of world distribution rights. Although "gap financing" is currently being made available by multiple lenders, there can be no assurance such lenders will continue to make funds available on this basis. The Company believes that certain gap financiers may be reducing the frequency of providing such funds as well as reducing the amount of funds generally provided. In some circumstances, the distributor is entitled to recoup any unrecouped costs and advances from a film licensed to such distributor from the revenues from another film or films also licensed to the distributor, commonly known as "cross collateralizing."

     In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor may also acquire all or a portion of the copyright in such motion picture or license certain distribution rights in perpetuity. Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to pay a specified minimum guaranteed amount to a production company in exchange for all rights to the film upon completion of production and delivery of the film. The production company normally finances production of the motion picture pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company's right to payment of the minimum guarantee and is granted a security interest in the film and in the production company's rights under its arrangement with the studio or independent film company. When the major studio or independent film company "picks up" the completed motion picture, it pays the minimum guarantee or assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the production company is paid a production fee and generally is granted a participation in net revenues from distribution of the motion picture.

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

     Domestic home video (initial release)                4-6 months

     Domestic pay-per-view                                6-9 months

     International home video (initial release)          6-12 months

     Domestic pay television                             9-10 months

     International television (pay or free)             18-24 months

     Domestic free television (*)                       30-33 months

     Films often remain in distribution for varying periods of time. For example, motion pictures which are released theatrically can play in theaters for several weeks following their initial release (for major studios) or, at times, including for instance in the case of certain successful "art-house" films which are released on a limited basis, for

--------------------
(*) Includes network, barter syndication, syndiation and basic cable.

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

     Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers which rent or sell videocassettes to consumers primarily for home viewing. Most films are initially made available in videocassette form at a wholesale price of approximately $50 to $75 per videocassette and are sold at that price primarily to wholesalers who then sell to video rental stores at a price of approximately $75 to $105 per videocassette, which rent the cassettes to consumers. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These "sell-through" arrangements are used most often with films that will appeal to a broad marketplace or to children. A few major releases with broad appeal may be initially offered by a film company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. In the past owners of films did not share in rental income; however, recently, video distributors are beginning to enter into revenue sharing arrangements with certain retail stores. Under such arrangements, videocassettes are sold at a reduced price to video rental stores (usually $8 to $10 per videocassette) and a percentage of the rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

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

MOTION PICTURE DISTRIBUTION BY THE COMPANY

     INTERNATIONAL DISTRIBUTION. Management of the Company has considerable expertise in international distribution. Ellen Dinerman Little and Robert B. Little, the senior executive officers of the Company and founders of its operations, have substantial experience in the business of licensing motion pictures for distribution outside the United States and have been active in international motion picture sales since 1975. Over the past 24 years, they have developed, through their foreign sales activities, relationships with distributors in most significant territories. In addition, the Company is a founding member of the American Film Marketing Association which sponsors the American Film Market, one of the three major annual international film markets attended by significant international and regional distributors. The Company generally participates annually with a sales office at all three major film markets (the American Film Market, the Cannes Film Festival and MIFED), as well as the major television (NATPE, MIP, MIPCOM) and video (VSDA) markets. The Company, may also, from time to time, engage independent representatives to assist the Company in acquiring and/or licensing motion picture rights.

     With respect to international territories, the Company licenses distribution rights in various media (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors on either an individual rights basis or grouped in various combinations of rights (which sometimes includes rights in all media). These rights are licensed by the Company to numerous sub-distributors in international territories or regions either on a picture-by-picture basis or, in certain circumstances, with respect to a number of motion pictures pursuant to output arrangements. Currently, the most important international territories for the Company are Australia, the Benelux countries, Canada, France, Germany, Italy, Scandinavia, Spain and the United Kingdom. Japan and South Korea have also been important territories to the Company in the past; however, the economic downturn in Asia in recent years has resulted in significantly decreased demand in Japan and Korea (as well as other Southeast Asian territories) resulting in fewer sales and licensing transactions with respect to those territories than in prior years and, significantly less advantageous terms to the Company when deals are concluded, compared to prior years. As a result the Company is generally unable to depend on such Southeast Asian territories (especially South Korea) for any significant pre-sales (or other collateral value) for use in arranging financing for production of motion pictures. In addition certain contracts the Company had with subdistributors for these territories have been renegotiated or cancelled. See Note 11 of Notes to the Company's Consolidated Financial Statements for certain geographic information regarding the Company's foreign distribution activities.

     The terms of the Company's license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single motion picture or multiple motion pictures. Most of the Company's license agreements provide that the Company will receive a minimum guarantee from the foreign sub-distributor with all or a majority of such minimum guarantee paid prior to, or upon delivery of, the film to the sub-distributor for release in the particular territory. The remainder of any unpaid minimum guarantee is generally payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recouped by the sub-distributor out of the revenues generated from exploitation of the picture in such territory. The foreign sub-distributor retains a negotiated distribution fee (generally measured as a percentage of the gross revenues generated from its distribution of the motion picture), recoups its distribution expenses and the minimum guarantee and ultimately (after recoupment of the distribution expenses) remits to the Company the remainder of any receipts in excess of the distributor's ongoing distribution fee. The Company must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee.

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

     At times, the Company enters into output arrangements with local foreign distributors whereby the foreign sub-distributor receives the right, typically for a specified period and/or specified number of motion pictures, to distribute in a particular territory, in designated media, motion pictures released by the Company. In some circumstances, a minimum guarantee is paid by the foreign sub-distributor to the Company; generally on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production cost or acquisition cost of each picture. The Company is currently a party to an output arrangement with Polygram Pictures Limited. Under such arrangement, Polygram Pictures Limited receives the right to distribute the Company's motion pictures in all media in Australia and New Zealand for a term ending December 20, 2000 and, in certain circumstances, is obligated to pay a minimum guarantee for a particular picture. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Exchange Rate Considerations" for certain additional considerations regarding the Company's international distribution activities.

     DOMESTIC DISTRIBUTION. In addition to obtaining foreign distribution rights, the Company has in recent years been increasingly active in acquiring domestic distribution rights. During 1998, various distribution rights to approximately eleven films, including various domestic distribution rights in five films, became available for the first time to the Company for licensing or distribution. The Company exploits its domestic distribution rights in a variety of ways. In 1993, the Company's domestic theatrical releasing operation, First Look Pictures, was established. Not all of the films distributed by the Company, however, receive domestic theatrical release by First Look Pictures or otherwise. Some films are licensed by the Company to domestic sub-distributors for release initially on video or, in certain circumstances, the Company licenses initially to the pay television services for "premiere" on pay television (cable and/or satellite). The Company does not anticipate that First Look Pictures will release any of the five films which first became available to the Company in 1998 for licensing or distribution and in which the Company controls various domestic distribution rights. Of the five films which first became available to the Company in 1998 for licensing or distribution in the domestic market, two were licensed to third party domestic distributors for theatrical and other exploitation and three were (or are intended to be) released straight to video.

     The Company also has determined to have the First Look Pictures operation broaden its role in order to maximize the value of the Company's growing film library of over 220 titles. First Look Pictures will also seek to acquire and distribute films from third party providers. The Company is currently licensing domestic video rights to films on a film-by-film basis or in small groupings of films to various subdistributors, including BMG Video, Fox-Lorber Associates and Unapix Entertainment, Inc. The Company intends to continue such practices, however, additionally, the Company currently has plans, on a limited basis, to release certain films on video itself.

     The Company licenses distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, pay-per-view services and basic cable services, including Lifetime. Although the Company has not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, it controls these rights to a significant portion of the films in its library and has licensed these rights in certain films to third parties.

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

     The Company does not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors, thus increasing the Company's reliance on the actual financial performance of the film being distributed. In some circumstances, whether the Company receives a minimum guarantee depends upon the media. For example, the Company is increasingly (particularly with respect to motion pictures which have not been theatrically released) entering into video distribution arrangements with sub-distributors where no minimum guarantee is paid to the Company or where the minimum guarantee paid to the Company is significantly smaller than those paid to the Company for similar films in the past. In addition, even if the Company does obtain minimum guarantees from its sub-distributors, such minimum guarantees do not assure the profitability of the Company's motion pictures or the Company's operations. Additional revenues may be necessary from distribution of a motion picture in order to enable the Company to recoup any investment in such motion picture in excess of the aggregate minimum guarantees obtained from such sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by the Company and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of the risk to the Company from unsuccessful films, it may also result in the Company receiving lower revenues with respect to highly successful films than if such licensing of distribution rights were made upon different terms that, for example, might have provided lower minimum guarantees to the Company but also provided a lower distribution fee (i.e., a lower percentage of gross revenues) to the sub-distributor.

     FIRST LOOK PICTURES. The Company, from its Los Angeles offices, has directly distributed some of the motion pictures for which it controls domestic rights to theaters throughout the United States under the name First Look Pictures. Through March 31, 1999, nineteen films have been released through First Look Pictures (including two in 1998). Although some of First Look Pictures' future releases may appeal to a wide audience, many of the nineteen First Look Pictures releases to date have been specialized motion pictures generally characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences including foreign language films and so called "art-house" films.

     Management of the Company believes that the Company can benefit in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from distribution of the motion picture in ancillary media and foreign markets. For example, retail video stores purchase few copies of videocassettes of motion pictures that have not been theatrically released. In addition, the Company believes it is generally able to obtain more favorable distribution terms in its agreements with foreign sub-distributors and domestic sub-distributors in other media (for example, pay television) with respect to motion pictures that have been theatrically released in the United States. Management of the Company also believes that, in some cases, its First Look Pictures operations enable the Company to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. In addition, management of the Company believes that its ability to release a film theatrically in the U.S. enables the Company to attract more recognizable talent, higher profile producers and more promising motion picture projects to the Company generally (for both domestic and foreign distribution) and that by theatrically releasing films itself in the United States, the Company can retain a significantly greater share of the revenue from domestic media in the event of a highly successful theatrical release.

     Despite the significant potential advantages to distributing motion pictures directly in the domestic theatrical market, given the disappointing results of the six 1997 First Look Pictures releases (none of which generated more than $211,000 in domestic box office receipts) increased industry-wide cost of prints and advertising, the restrictions imposed by the recent changes to the Company's credit facility (which do not permit borrowing under the credit facility for prints and advertising costs and which require the consent of the Company's lenders before print and advertising commitments can be made), and the desire of the Company to improve cash flows, in 1998 the Company reduced the number of First Look Pictures films released as part of changes in its operational strategies. The Company currently anticipates that in most circumstances it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release. Assuming such funds become available to the Company, the Company presently anticipates one 1999 First Look Picture release compared to two in 1998. As described in
Item 13, "Certain Relationships and Related Transactions," the funds for print and advertising costs of First Look Pictures' 1998 release of "MRS. DALLOWAY" were provided by pre-selling United States video rights and a loan from the Company's principal shareholders, Ellen Dinerman Little and Robert
B. Little. The funds for print and advertising costs of First Look Pictures' other 1998 release, "A MERRY WAR", were provided by a unaffiliated third party investor and such funds are to be repaid from revenues generated by the film in the U.S. market and are secured by such revenues. The Company is currently in discussions with various third parties to obtain other possible sources of funds for print and advertising expenses, however, there can be no assurance that any such sources will be available to the Company.

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

     The cost to First Look Pictures to distribute a specialized motion picture or "art-house" film on a limited-release basis has in the past typically ranged from approximately $100,000 to $2,000,000, although in the future these costs may exceed such range. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. Costs for prints, marketing and advertising for the two films initially released by First Look Pictures during 1998 were approximately $980,000 and $164,000, respectively. In connection with the acquisition of domestic theatrical rights to a film, the Company sometimes commits to spend no less than a specified minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of such films. Generally, in addition to receiving a distribution fee, the Company is entitled to recoup its prints and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and, in certain instances, some cable television advertising. First Look Pictures also relies on local and national publicity, such as reviews or articles in local and national publications and appearances of the film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films must rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

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

     From January 1, 1998 through March 31, 1999, First Look Pictures released the two motion pictures listed in the following chart. First Look Pictures currently has plans to release one film in 1999 (as set forth below under "Anticipated Releases") assuming the availability of funding for the print and advertising costs associated therewith.

                                      RELEASED


                                                                                                        RELEASE DATE AND
                                                                                                        DOMESTIC BOX OFFICE
 TITLE                MAJOR CREATIVE ELEMENTS                   STORYLINE                               RECEIPTS
 MRS. DALLOWAY        Director:  Marleen Gorris (ANTONIA'S      On one summer's day in London, in 1923, Released on February 20,
                      LINE)                                     Clarissa Dalloway remembers that summer 1998 with domestic box
                      Cast:  Vanessa Redgrave (MISSION          in the country, in 1890, when she was   office receipts of
                      IMPOSSIBLE, SMILLA'S SENSE OF SNOW),      young and beautiful and very much       approximately $2,273,753.
                      Rupert Graves (THE MADNESS OF KING        courted.
                      GEORGE, A ROOM WITH A VIEW), Natascha
                      McElhone (THE DEVIL'S OWN, SURVIVING
                      PICASSO).

 A MERRY WAR F/K/A    Director:  Bob Bierman (VAMPIRE'S KISS)   In this touching romantic comedy, the   Released on August 20,
 KEEP THE ASPIDISTRA  Cast:  Helena Bonham Carter (WINGS OF     beautiful and charming Rosemary tries   1998 with domestic box
 FLYING               THE DOVE), Richard E. Grant (TWELFTH      desperately to maintain appearances and office receipts of
                      NIGHT, MIGHTY APHRODITE, PORTAIT OF A     avoid scandal, but she is constantly    approximately $277,747
                      LADY, THE AGE OF INNOCENCE).              frustrated by her eccentric and         through March 31, 1999.
                                                                rebellious boyfriend Gordon, who
                                                                flaunts his outrageous behavior in the
                                                                face of stuffy British middle-class
                                                                hypocrisy.

                                ANTICIPATED RELEASES



                                                                                                        ANTICIPATED
 TITLE                MAJOR CREATIVE ELEMENTS                   STORYLINE                               RELEASE DATE
 MARCELLO             Director:  Anna Maria Tato                A documentary about Marcello            Summer 1999
 MASTROIANNI:  I                                                Mastroianni's memories, joy of living,
 REMEMBER                                                       and love of cinema recorded by his
                                                                companion during the shooting of his
                                                                last movie VOYAGE AU DEBUT DU MONDE.


There can be no assurance that the motion picture scheduled for release by First Look Pictures in 1999 or any motion pictures thereafter will actually be released or released in accordance with the anticipated schedule set forth above. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films. As indicated above, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses.

ACQUISITION OF RIGHTS BY THE COMPANY, PRODUCTION AND FINANCING

     The Company acquires sales and/or distribution rights from a large variety of independent production companies and producers. The Company generally acquires such sales and/or distribution rights to single films, as compared to acquiring films pursuant to multi-picture acquisition agreements with independent film companies or producers. The Company commits to acquire rights to motion pictures at various stages in the completion of a film, from films completed and ready for release to developed (or undeveloped) film projects for which the Company may arrange financing and/or production services to complete. In acquiring rights, the Company generally seeks to obtain rights to commercially appealing motion pictures with substantially lower direct negative costs than motion pictures released by the major studios.

     In order to fund the acquisition costs of the films for which it acquires rights, the Company, in the past, has relied primarily on: (i) the film facilities provided under the Company's credit facility with Coutts & Co. and Berliner Bank A.G.; (ii) other lenders willing to finance the contractual minimum guarantee obligations of the Company to the films' producers or rights owners; (iii) working capital; (iv) pre-sales (minimum guarantees obtained from subdistributors who have licensed rights to the film from the Company); (v) "gap financing" (where a lender is willing to finance the production and/or acquisition costs of the motion picture based on the Company's estimate of the value of unsold distribution rights to the motion picture); (vi) insurance backed financing structures (arrangements where an insurance company insures a lender or other financier against loss from the sales of unsold rights); and (vii) other third party equity sources such as private investors. The lenders under the credit facility have the right to approve each acquisition by the Company. In addition, the film facilities portion of the credit facility (a significant primary source of funds for acquisition of distribution rights by the Company prior to 1998) is, since April 14, 1998, no longer a revolving credit line and sums repaid by the Company cannot be re-borrowed (provided, however, that one pending film facility with respect to the motion picture ILLUMINATA will still be funded by the lenders). These provisions have necessitated the Company's seeking out and utilizing alternate resources and structures to carry on its acquisition activities. The Company has been able to acquire the sales or distribution rights to approximately seven films, representing an estimated $12,000,000 of aggregate production costs, which were first available for distribution in 1998 and an additional approximately nine films, representing an estimated $53,000,000 in aggregate production costs, which are expected to be first made available for distribution in 1999 - including TITUS, the directorial debut of the much acclaimed stage director Julie Taymor (THE

LION KING on Broadway) starring Anthony Hopkins and Jessica Lange, there is no assurance that the alternate sources of financing and equity, including "gap financing", pre-sales and/or other sources of capital, currently being utilized by the Company will continue to be available to the extent necessary to fund the Company's planned acquisition and distribution goals. As described below, the Company has, as part of the changes in its operational strategy, altered the frequency in which it engages in various acquisition and distribution arrangements. The Company is also exploring obtaining additional sources of capital, although there can be no assurance that such additional capital will be available or available on terms advantageous to the Company.

     The films distributed by the Company have generally had direct negative costs ranging from $1,000,000 to $6,000,000. However, from time to time, the Company may acquire rights to, finance or produce, motion pictures with direct negative costs (as well as marketing costs) below or substantially in excess of the average direct negative costs (as well as marketing costs) of the films historically distributed by the Company. For instance, an upcoming film expected to be distributed by the Company is anticipated to have a direct negative cost of between $15,000,000 and $20,000,000 (the production funds for which are currently being provided by a third party equity provider and pre-sales). In addition, as part of the Company's overall business strategy it intends to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to production and acquisition costs through gap financing, insurance backed financing structures and accessing equity sources such as private investors.

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

     In some circumstances, the Company acts in much the same manner as a sales agent but, rather than licensing or selling the distribution rights of a particular film to a third party on behalf of the rights owner, the Company itself licenses the distribution rights in the film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media. The remainder of this arrangement (the fee structure and funds provided for marketing and distribution) remains similar to that of a sales agency. As part of the changes in its operational strategy implemented in 1998, the Company has acted in this manner, or as a sales agent, more frequently since April 1998 than in prior years.

     In both a sales agency arrangement and the distribution arrangement described above, the amounts payable by the Company to the rights owner depend upon the success of the Company in distributing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company will sometimes agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, these minimum guarantees paid by the Company have ranged from approximately $100,000 to $5,000,000, although in some circumstances they may exceed such amounts. A minimum guarantee may be payable in full at the time of delivery of the completed film to the Company, as in a typical negative pickup arrangement, or in installments following complete delivery of the film to the Company, depending upon the particular arrangement. The rights owner may also receive additional payments as a result of the Company's exploitation of the distribution rights to the film. After receiving a distribution fee (generally a percentage of gross receipts from exploitation of the distribution rights) and recovering its distribution expenses and minimum guarantee, the Company pays the remainder of revenues in excess of an ongoing distribution fee to the rights owner. The Company typically receives a larger share of gross receipts from the distribution of motion pictures for which it has provided a minimum guarantee than when it does not. In addition, at times the minimum guarantee paid by the Company may represent, in amount, all or a substantial portion of the film's production costs. In those circumstances, such as a typical negative pickup entered into by the Company, the Company generally receives worldwide distribution rights in all media and generally will also obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture. As part of the changes in its operational strategy implemented in 1998, the Company since early 1998 has not provided any minimum guarantees which represented the majority of the final production costs of a film or for which the Company otherwise financed all or substantially all of the films' production costs. Additionally, the Company currently intends to limit the number of films for which the Company provides minimum guarantees.

     The Company's commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, the Company's contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank will typically insure delivery of the film to the Company by requiring the producer to purchase a completion guaranty. In order to enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, it may also be necessary for the Company to secure its purchase or acquisition commitment, which, in the past, it has generally done by obtaining the issuance of a letter of credit from the Company's primary lenders, Coutts & Co., a subsidiary of National Westminster Bank plc., and Berliner Bank A.G. However, as part of the 1998 changes to the Company's credit facility, such lenders are no longer making such letters of credit available, which has limited the ability of the Company acting in this capacity and may limit this practice in the future unless the Company can locate other lenders willing to provide such letters of credit. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In certain situations, the production company or producer of a film may initially obtain certain funds from other distribution companies which obtain distribution rights in certain media or territories (for example, the domestic distribution rights or distribution rights in Japan), from accessing foreign governmental film industry incentive programs (such as programs offered in the past by England, Canada, Australia and New Zealand) or by using its own resources or other resources available to it, and then subsequently approach the Company to supply the remaining funds necessary to complete or co-finance the film in exchange for the Company's obtaining the remaining distribution rights to the motion picture. As part of the changes in the Company's operational strategy, the Company presently intends to limit the situations in which the Company participates in co-financing arrangements. In those situations where the Company participates in a co-financing arrangement, the Company, in combination with other equity providers (including producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers) commit to fund a portion of a particular film's production costs. By comparison, ALEGRIA and ILLUMINATA, two films first made available for distribution by the Company in 1998, were co-production arrangements of The Cirque de Soleil, Mainstream S.A. and Egmond Film & Television BV; and of Victor Company of Japan (JVC), Sogepaq S.A., and Compagnia Distribuzione Internazionale SRL respectively. In addition, the Company also intends to seek to further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies.

     The Company did not produce any of the 11 completed films which first became available to the Company for distribution in 1998, and the Company does not presently have plans to produce motion pictures itself in 1999; however, it may do so from time to time in the future. In those circumstances where the Company has produced a film, the Company's production subsidiaries have typically obtained production financing by obtaining production loans using the Company's minimum guarantee commitment as collateral, at times secured by a letter of credit issued under the Company's credit facility. The Company attempts to minimize the risks associated with any development and production activities that it conducts, in a variety of ways. The Company does not maintain a substantial staff of creative or technical personnel. The Company also does not own or operate sound stage and related production facilities generally referred to as a "studio" and does not have the fixed payroll, general and administrative and other expenses resulting from ownership of a studio. In addition, in those circumstances where the Company produces a film, the Company generally attempts to acquire fully developed projects ready for pre-production with, when feasible, completed scripts and directors and/or cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of acquisition by the Company of rights in a project, a producer is not formally or informally committed to a project, the Company also may engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

     The following chart provides certain information regarding completed motion pictures first made available to the Company for distribution during 1998. For purposes of the chart, "Sales Agency" refers to those situations where the Company licenses distribution rights to third parties on behalf of the rights owner; "Straight Distribution" refers to those situations where the Company itself licenses distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory (or territories) and media; "Minimum Guarantee" refers to those situations where the Company acquires rights to a film in exchange for an agreement by the Company to pay a minimum guaranteed amount upon (or after) delivery of the film to the Company for exploitation; and "Gap Financing" refers to those situations where a lender has lent a portion of the production funds based upon the Company's estimated value of unsold distribution rights. The chart includes acquisitions of rights from unaffiliated production companies or other rights owners, as well as from production companies owned or controlled by the Company.


 MOTION PICTURE                       TYPE OF                TERRITORIES
 TITLE               GENRE            ACQUISITION            ACQUIRED               SELECTED CAST
 ALEGRIA             Drama            Minimum Guarantee      Universe               Frank Langella (LOLITA,
                                                                                    EDDIE), Julie Cox (FRANZ
                                                                                    KAFKA'S WHAT A WONDERFUL
                                                                                    WORLD)


 A,B,C..,            Drama            Straight Distribution  Universe excluding     Lucy Knight, Erin Norris,
 MANHATTAN                                                   the United States      Sara Paul
                                                             and Canada

 ILLUMINATA          Romantic Comedy  Minimum Guarantee      Universe               John Turturro (BIG LEBOWSKI,
                                                                                    ROUNDERS), Christopher
                                                                                    Walken (PULP FICTION, MOUSE
                                                                                    HUNT), Susan Sarandon (DEAD
                                                                                    MAN WALKING, STEPMOM)


 THE OTHER SIDE OF   Drama            Straight Distribution  United States and      Marie Theisen, Bjorn
 SUNDAY                                                      Canada                 Sundquist

 PERFECT PREY        Action           Sales Agency/Gap       Universe, excluding    Kelly McGillis (TOP GUN, THE
 (a.k.a PERFECT                       Financing              the United States      ACCUSED), David Keith (AN
 LADY)                                                       and homevideo in       OFFICER AND A GENTLEMAN,
                                                             Canada                 MAJOR LEAGUE II), Bruce Dern
                                                                                    (THAT CHAMPIONSHIP SEASON,
                                                                                    LAST MAN STANDING)





 MOTION PICTURE                       TYPE OF                TERRITORIES
 TITLE               GENRE            ACQUISITION            ACQUIRED               SELECTED CAST
 SILENT CRADLE       Drama            Straight Distribution  United States and      Lorraine Bracco (GOODFELLAS,
                                                             various foreign        MEDICINE MAN), Jason Gedrick
                                                             territories            (BACKDRAFT), Margot Kidder
                                                                                    (SUPERMAN)


 SOCCER DOG          Family           Straight Distribution  Various foreign        Olivia D'Abo (POINT OF NO
                                                             territories            RETURN), James Marshall (A
                                                                                    FEW GOOD MEN)


 SWEET JANE          Drama            Straight Distribution  Universe, excluding    Samantha Mathis (LITTLE
                                                             the United States      WOMEN, BROKEN ARROW), Joseph
                                                             and Canada             Gordon-Levitt (HALLOWEEN
                                                                                    H2O)


 WAKING NED DEVINE   Comedy           Straight Distribution  Universe, excluding    Ian Bannen (GANDHI, GORKY
                                                             the United Kingdom     PARK, HOPE AND GLORY), David
                                                                                    Kelly (INTO THE WEST, THE
                                                                                    MATCHMAKER)


 WHATEVER IT TAKES   Action           Straight Distribution  Universe, excluding    Don "the Dragon" Wilson
                                                             the United States      (BLOODFIST, DELTA FORCE 2),
                                                             and English-speaking   Andrew Dice Clay (FORD
                                                             Canada                 FAIRLANE)


 WHO KILLED PIXOTE   Drama            Straight Distribution  Universe, excluding    Cassiano Carneiro (SEE THIS
                                                             Brazil, Canada and     SONG), Luciana Riueira (FICA
                                                             the United States      COMIDA)



THE COMPANY'S FILM LIBRARY OF DISTRIBUTION RIGHTS

     The Company's film library consists of rights to a broad range of films, most of which were produced since 1980. As of March 31, 1999, the Company had various distribution rights to approximately 220 motion pictures (including approximately 77 motion pictures in which the Company owns an interest in the copyright and approximately 58 motion pictures for which the Company acts as sales agent on behalf of the producer or other owner of rights in the film).
The Company's distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media of exhibition worldwide or in specified territories.

     In addition to exploitation of distribution rights to motion pictures in its library in the major media (theatrical, video and television), in certain situations the Company is able to exploit various ancillary rights in such films. The Company has arranged for the music in several motion pictures it has distributed to be released as soundtrack recordings (including KEEP THE ASPIDISTRA FLYING, MRS. DALLOWAY, THE SECRET OF ROAN INISH, PARTY GIRL, THE BIG SQUEEZE, and INFINITY). Although exploitation of these soundtracks and other ancillary rights has not generated significant revenues for the Company to date, the Company's ownership or control of ancillary rights to motion pictures in its library (including interactive rights, remake rights and merchandising rights, among others) may provide future sources of additional revenues.

MAJOR CUSTOMERS

     Since January 1, 1996, only four customers have accounted for more than 10% of the Company's revenues (including for this purpose revenues of Pre-Merger Overseas) in any full fiscal year: one in 1998 (Fox Searchlight with $5,000,000 or 20.3%), none in 1997, and three in 1996 (BMG Video with $3,068,000 or 10.7%,
Helkon Media Filmvertrieb gmbH with $3,490,000 or 12.2% and Columbia TriStar and its affiliates with $2,940,000 or 10.3%).

EMPLOYEES

     At March 31, 1999, the Company employed a total of 24 full-time employees. Certain subsidiaries of the Company are, for certain films, subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. In certain circumstances, the Company assumes a production company's obligation to pay residuals to these various entertainment guilds and unions. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on the business, operations and results of operations of the Company. These organizations have all engaged in strikes and similar activities. The Company believes that its current relationship with its employees is satisfactory.

COMPETITION

     Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with major film studios (including The Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Warner Brothers Inc. and MGM/UA) and their affiliates (including such previously independent companies as Miramax, October, and New Line Cinema) which are dominant in the motion picture industry. The Company also competes with numerous independent motion picture production and distribution companies, as well as numerous foreign motion picture production and distribution companies. Many of the organizations with which the Company competes have significantly greater financial and other resources than does the Company. The Company's ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and the Company's ability to identify and acquire distribution rights and to distribute motion pictures successfully. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures by eliminating some available sources of independently produced films and providing greater financial resources to other previously independent companies engaged in the business of acquiring distribution rights to independently produced films and distributing such films.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not, as of  March 31, 1999, a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1998 Annual Meeting of Shareholders held on October 14, 1998, Ellen Dinerman Little and Scot K. Vorse were re-elected to serve as directors of the Company until the Company's 2001 Annual Meeting of Stockholders and until their successors are elected and have qualified, in each case by a vote of 5,297,600 votes in favor of such person's re-election, 500 votes against such person's reelection and no votes withheld.

     At the 1998 Annual Meeting of Stockholders, the Company's stockholders also approved a proposal to ratify the Company's selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 1998. The number of votes cast with respect to such proposal were 5,297,100 votes in favor of such proposal and 500 votes against such proposal, with 500 abstentions and no broker non-votes.

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


FISCAL 1998

First Quarter                        2-1/2            1-13/16          5/16           1/8
Second Quarter                       2-1/8            1-21/32          3/16           3/16
Third Quarter                       2-13/16             2             15/32           1/8
Fourth Quarter                       2-3/8             1-1/2           7/16           1/16

FISCAL 1999

First Quarter                         3-1/8           2-1/16           1/2            1/4
Second Quarter                       2-15/16          2-11/16          1/4            3/16
   (through April 13, 1999)



HOLDERS

     As of March 31, 1999, there were approximately 17 holders of record of the Company's Common Stock, and there were 5,732,778 shares of Common Stock issued and outstanding of the 25,000,000 shares authorized. As of March 31, 1999, there were approximately 8 holders of record of the Company's Warrants. See note 8 of the notes to the Company's Consolidated Financial Statements for information regarding certain additional securities which have been issued by the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected financial data for the Company which has been derived from the Company's financial statements as of and for each of the five years ended December 31, 1998 which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the related notes thereto included elsewhere herein, and "Item 7 - Management's Discussion and Analysis of Financial Condition And Results Of Operations."



                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                          1994           1995           1996           1997           1998
                                                          ----           ----           ----           ----           ----
Statement of Operations Data:

Revenues                                              $20,734,094    $21,672,510    $28,677,571    $22,494,256    $25,585,476
Film costs                                             16,395,902     16,320,694     23,058,000     19,152,847     21,014,728
Selling, general and administrative                     2,151,214      2,721,745      3,595,660      3,509,122      2,960,383

Income (loss) from operations                           2,186,978      2,630,071      2,023,910       (167,713)     1,610,365
Income (loss) before income taxes                       2,441,960      2,894,066      1,665,269       (837,277)       112,472
Income taxes(1)                                           296,487        432,905      3,131,367       (293,357)        53,000
Net income (loss)                                       2,145,473      2,461,161     (1,466,098)      (543,920)        59,472

Basic and diluted net income (loss) per share                 .68            .77           (.41)          (.09)           .01
Weighted average number of shares
outstanding                                             3,177,778      3,177,778      3,611,111      5,747,778      5,732,778

                                                                                   AS OF DECEMBER 31,
                                                                                   ------------------
                                                          1994           1995           1996           1997           1998
                                                          ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Film costs, net of accumulated
 amortization                                         $12,377,123    $17,349,071    $28,358,324    $29,740,567    $29,003,201
Total assets                                           24,684,518     28,954,796     40,803,685     46,560,320     50,208,688
Notes payable, banks                                    6,058,279      7,421,893     16,607,137     23,142,184     20,013,281
Total liabilities                                      14,874,057     17,506,422     28,611,919     34,999,208     38,588,104
Total equity                                            9,810,461     11,448,374     12,191,766     11,561,112     11,620,584


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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

          RESULTS OF OPERATIONS

     The Company specializes in the acquisition and worldwide license or sale of distribution rights to independently-produced feature films in a wide variety of genres. The Company obtains rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including theatrical, video, pay television, free television, satellite and other ancillary rights) of such motion pictures to various sub-distributors in the United States and in foreign markets, as well as directly distributing certain motion pictures in the domestic theatrical market under the name "First Look Pictures." The licensing of distribution rights to foreign distributors and sub-distributors in the major international territories or regions has historically been the Company's primary focus, accounting for a substantial portion of the Company's total revenues. In fiscal 1996, 1997 and 1998, approximately 72%, 77% and 70% of the Company's revenues were derived from such activities.

     Certain films distributed and/or licensed by the Company in 1998 performed well, especially Waking Ned Devine (released by Fox Searchlight in the U.S. where the film has generated approximately $25,000,000 at the box office, however, at this time the Company does not estimate amounts will be payable by Fox Searchlight to the Company as a result of such performance in excess of the $5,000,000 advance paid to the Company in 1998). Additionally, although the Company has operated under the constraints of having little or no available debt financing from its current lenders, the Company has acquired the sales or distribution rights to approximately seven films (representing an estimated $12,000,000 of aggregate production costs) which were first available for distribution in 1998 and an additional approximately nine films (representing an estimated $53,000,000 in aggregate production costs) which are expected to be first made available for distribution in 1999. However, the continued debt level of the Company and the related interest costs as well as the restrictions imposed by the Company's lenders have significantly impacted the cash flow and operations of the Company. Additionally, the Company continues to be impacted by (i) changes in the marketplace for independent films including the reduced demand by retail video stores and video subdistributors worldwide for films which have not had significant (or any) theatrical release (in 1998, the Company released two films theatrically in the United States through First Look Pictures, MRS. DALLOWAY, which generated approximately $2,271,221 at the box office, and A MERRY WAR, which generated approximately $277,416 at the box office, one film, WAKING NED DEVINE, was released by another party generating approximately $25,000,000 in box office receipts and eight films first available for distribution in 1998 were not released theatrically) and (ii) the weakened demand for film rights in Asia due to the region's recent economic downturn. Additionally, the marketplace for independent films has been impacted by an overabundance of lower budget independent film product made available in part due to the availability of financing sources including "gap financing" and insurance backed financing structures. In order to seek to improve the Company's cash flow and address the changes in the marketplace identified above, as well as in response to the operating limitations imposed by the lenders under the Company's credit facility, the Company in 1998 has made certain changes in its operational strategy, and is actively investigating and pursuing potential equity infusions and is seeking to refinance its debt.

     The Company has altered the frequency in which it engages in various acquisition, distribution and financing arrangements and presently intends to
(i) continue to act, in many cases, just as a sales agent or engage in "straight distribution" whereby the related film is produced with funds provided by other parties and not by the Company; (ii) continue to act on behalf of producers to locate and arrange equity sources (including investors, producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers), co-production and co-financing sources, pre-sales, "gap financing" (arrangements where a lender lends a portion of the acquisition or production funds based upon the Company's estimated value of unsold distribution rights), insurance backed financing arrangements and other sources available for production of motion pictures in exchange for the sales and/or distribution rights to the related films and or fees; (iii) limit the instances in which the Company itself produces motion picture projects; (iv) limit the number of films for which the Company provides minimum guarantees; (iv) limit the number of films for which the Company participates in co-financing arrangements and (v) limit the number of films First Look Pictures releases annually (two in 1998 and possibly one in 1999). The Company currently anticipates that, in most circumstances, it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release. In addition, the Company presently intends to (i) acquire films rights with respect to films with more recognizable cast, directors and producers and greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) and which may accordingly have broader appeal in the competitive theatrical market; (ii) acquire films which are oriented to television (including pay television) programming needs including, at times, lower budgets and in specifically oriented genres; (iii) further develop relationships with major studios; (iv) expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies and (v) seek to develop relationships with emerging and established talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs. The Company is also actively pursuing additional and/or alternate sources of capital including potential equity infusions as well alternatives for the refinancing of the Company's existing credit facility. There can be no assurance, however, that such additional capital (including any refinancing of the Company's credit facility) will be available or available on terms advantageous to the Company. For additional information on these operational strategies, See
"Item 1--Strategic Objectives," "Motion Picture Distribution by the Company," and "Acquisition of Rights by the Company, Production and Financing" below.
No assurances can be given that any or all of such strategies will be fully or partially realized, as their successful implementation depends upon, among other things, the ability of management of the Company to implement such strategies and the availability of sufficient capital. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future.

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

     The following table sets forth the Company's unamortized film costs as of December 31, 1996, 1997 and 1998:



                                                      AS OF DECEMBER 31,
                                                      ------------------
                                            1996                1997                1998
                                            ----                ----                ----
Films in release, net of
  accumulated amortization              $ 25,838,106        $ 26,781,682        $ 27,192,856
Films not yet available for release        2,520,218           2,958,885           1,810,345
                                        ------------        ------------        ------------

                                        $ 28,358,324        $ 29,740,567        $ 29,003,201
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------

Based upon the Company's estimate as of December 31, 1998 of projected gross revenues, approximately 65% of unamortized film costs applicable to films released as of such date are currently expected by the Company to be amortized over the three-year period ending December 31, 2001.

     The Company typically acquires distribution rights in a motion picture for a specified term in one or more territories and media. See "Item 1 - Business -Acquisition of Rights by the Company, Production and Financing." In some circumstances, the Company also acquires the copyright to the motion picture. The arrangements the Company enters into to acquire rights may include the Company agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Company dramatically increase to the extent the Company takes such actions. The Company committed to pay an advance or minimum guarantee or advance print and advertising costs with respect to two films initially released in 1998 (for an aggregate commitment in excess of the aggregate "pre-sale" or "pre-license" commitments obtained from sub-distributors with respect to such films of approximately $3,900,000) and has no current plans to commit to any significant minimum guarantees in 1999 or advance print and advertising costs. The Company also incurs significant risk to the extent it engages in development or production activities itself (although the Company does not currently have any plans to produce any motion picture projects in
1999). While the Company may, in certain circumstances, reduce some of the foregoing risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors, the risks incurred by the Company are generally greater the greater the "investment" by the Company in a motion picture. This "investment" by the Company in a motion picture includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Options and warrants representing common shares of 7,422,500, 7,402,500, and 7,382,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted earnings per share calculation for the years ended December 31, 1998, 1997 and 1996, respectively, because they were anti-dilutive. The Company has adopted SFAS No. 128 for the year ended December 31, 1997 and has restated prior periods presented to conform to SFAS No. 128.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues increased by $3,091,220 (13.7%) to $25,585,476 for the year ended December 31, 1998 from $22,494,256 for the year ended December 31, 1997. The increase in revenues was due in part to the license of North and Latin American rights to WAKING NED DEVINE for $5,000,000 and to increased U.S. theatrical revenues ($1,005,131 for the year ended December 31, 1998 compared to $358,081 for the year ended December 31, 1997) primarily resulting from the Company's release (through First Look Pictures) of MRS. DALLOWAY in February 1998.

     Film costs as a percentage of revenues decreased to 82.1% for the year ended December 31, 1998, compared to 85.1% for the year ended December 31, 1997. The decrease is primarily due to fewer write-downs to net realizable value of film costs in the year ended December 31, 1998 compared to the year ended December 31, 1997 (approximately $1,205,123 for the year ended December 31, 1998 compared to approximately $1,926,506 for the year ended December 31,
1997).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $548,739 (15.6%) to $2,960,383 for the year ended December 31, 1998 from $3,509,122 for the year ended December 31, 1997. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. Decreases in certain selling, general and administrative expenses over those in the prior year include payroll related expenses (which decreased approximately $514,566), accounting expenses (which decreased approximately $108,045), legal expenses (which decreased approximately $67,411), business entertainment expenses (which decreased approximately $52,548) and costs associated with a sales consultant based in Italy (which decreased approximately $40,066). The decreases were partially offset by increases in certain selling, general and administrative expenses over those in the prior year including contract labor (which increased approximately $108,337), rent (which increased approximately $36,707), communication expenses (which increased approximately $36,456) and bad debt expense (which increased approximately $28,017).

          Other expense increased $828,329 (123.7%) to $1,497,893 for the year ended December 31, 1998 compared to $669,564 for the year ended December 31, 1997 primarily as a result of increased interest expense of $1,644,153 for the year ended December 31, 1998 compared to $853,666 for the year ended December 31, 1997. Interest expense for the year ended December 31, 1998 increased over the prior year primarily as the result of less interest being capitalized to film costs. The Company capitalizes interest associated with its acquisition of motion pictures to the applicable motion picture's film costs during the film's acquisition period which includes creation of marketing materials, until such pictures are fully delivered and available.

     As a result of the above, the Company had net income before income taxes of $112,472 for the year ended December 31, 1998 compared to a loss, before tax benefit, for the year ended December 31, 1997 of $837,277.

     The Company recorded a tax provision of $53,000 for the year ended December 31, 1998 (reflecting a 47.1% effective tax rate), compared to a tax benefit of $293,357 for the year ended December 31, 1997 resulting from the expected future tax benefit of recognizing the reported loss for such year for tax purposes. The tax benefit for the year ended December 31, 1997 was calculated assuming an effective tax rate of 35.0%.

     As a result of the above, the Company had net income of $59,472 for the year ended December 31, 1998 compared to a net loss for the year ended December 31, 1997 of $543,920.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues decreased by $6,183,315 (21.6%) to $22,494,256 for the year ended December 31, 1997 from $28,677,571 for the year ended December 31, 1996. The decrease in revenues was due in part to the timing of revenue recognition under applicable accounting standards and the nature of the films first available for distribution in the year ended December 31, 1997 compared to films first available for distribution in the year ended December 31, 1996. In situations where the Company licenses distribution rights of a particular film to subdistributors prior to the availability of the motion picture in exchange for a minimum guaranteed payment ("pre-sales"), the pre-sales are not recognized. Instead, the pre-sales are recognized at such time as the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. For the year ended December 31, 1996, of the films first available for distribution, four films had pre-sales in excess of

$2,000,000 each. By comparison, for the year ended December 31, 1997 one film became available with pre-sales in excess of $2,000,000. The decrease in revenues also resulted from an increasing preference of retail video stores and video subdistributors in the United States and internationally for films which have achieved significant theatrical box-office success, and decreased revenues generated by the Company's domestic theatrical releasing operation, First Look Pictures (approximately $358,081 for the year ended December 31, 1997 compared to approximately $1,490,882 for the year ended December 31, 1996).
Additionally, included in the revenues for the year ended December 31, 1997 were approximately $1,448,000 of revenues from sales and licenses of distribution rights to subdistributors relating to the territories of Asia, a reduction of 54% from approximately $3,122,000 in 1996. The decrease is partly due to the general economic difficulties the region is currently experiencing, which may impact revenues in future periods.

     Film costs as a percentage of revenues increased to 85.1% for the year ended December 31, 1997 from 80.4% (after certain reclassifications) for the year ended December 31, 1996. This increase was primarily due to increased write downs to net realizable value of various film costs including JERUSALEM ($212,711), THE DESIGNATED MOURNER ($895,428), JOHNS ($270,000) and ALIVE AND KICKING a.k.a. INDIAN SUMMER ($121,586). Additionally, although the Company recognized approximately $2,439,112 in gross revenues relating to these four films as well as two films written down in 1996 (INFINITY and THE BIG SQUEEZE), no gross margin resulted from these revenues. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film, and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $86,538 (2.4%) to $3,509,122 for the year ended December 31, 1997 from $3,595,660 for the year ended December 31, 1996. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to decreased bad debt expense as well as a reduced bad debt reserve (approximately $269,550), reduced compensation as a result of fewer personnel (approximately $105,369), the reduction of reimbursed overhead incurred by a sales representative located in the U.K. (approximately $79,696) and general cutbacks in various additional operational areas. The savings were partially offset by increased costs in the administrative areas related to compliance with Securities and Exchange Commission ("SEC") reporting requirements as well as other costs associated with the Company being a publicly traded corporation, including accounting fees (approximately $122,784), legal expenses (approximately $132,570), directors and officers insurance (approximately $80,017), corporate publicity (approximately $105,014) and other related expenses.

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

     The Company's tax provision for 1997 includes a federal income tax benefit of $505,800 relating to the pre-tax loss recognized in 1997. The balance of the income tax provision includes a state income tax benefit for 1997 of approximately $18,800 and foreign tax withholdings of approximately $231,243 on revenues generated in certain countries during 1997 that are required to
withhold taxes on film royalties paid to a U.S. company.   Pre-Merger Overseas
was an S-Corporation for federal income tax purposes and, accordingly, was not subject to federal income taxes for periods from 1989 through the date of the Merger. See "Certain Tax Related Matters" below. The Company's tax provision for 1996 includes a one-time, non-recurring deferred federal income tax charge of approximately $2,600,000 relating to the termination of Pre-Merger Overseas' S corporation status which occurred immediately upon the Merger (October 31, 1996). The balance of the income tax provision for the year ended December 31, 1996 represents federal income tax of approximately $190,000 on income of the Company for the two months following the Merger, state income taxes for the year of approximately $110,000 and foreign tax withholdings of approximately $231,367. The Company's effective tax rate decreased to approximately 35% for the year ended December 31, 1997 from approximately 188% for the year ended December 31, 1996 primarily as a result of the non-recurring deferred federal income tax charges occurring in 1996.

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

     The Company's cash flows provided by/(used in) operating, investing and financing activities in 1996, 1997 and 1998 were as follows:


                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                            1996                  1997                1998
                            ----                  ----                ----
Operating                $18,276,355          $14,517,735         $20,686,197
Investing                (33,923,848)         (20,090,234)        (20,312,180)
Financing                 13,480,620            6,524,404         ( 1,028,382)


Cash flow from operating activities consists primarily of cash collections generated by the sale, license or other exploitation of distribution and other film rights by the Company. The reduction in cash flows provided by operating activities from 1996 to 1997 and the increase in cash flows provided by operating activities from 1997 to 1998 generally represents decreased or increased (as the case may be) cash flows provided by sales and licensing of distribution rights by the Company. As part of certain changes in its operational strategy, which began in 1997 and continued through 1998, and in order to improve cash flow, the Company has implemented certain reductions in overhead including reductions in personnel (the Company had 24 full time employees at April 14, 1999, a reduction of 4 full time employees from April 14, 1998 and a reduction of 16 full time employees from April 14, 1997). The Company is also currently considering additional reductions in overhead. Investing activities consist primarily of additions to film costs (primarily production, acquisition and distribution costs), but also include expenditures on property and equipment and other activities that utilize cash. The changes in cash flows used in investing activities from 1996 to 1997 and from 1997 to 1998 generally represent varying investment in film costs relating to availability of funds for such purpose. Financing activities include the funds provided by the Merger in 1996, as well as bank or other borrowings, and other activities that give rise to additional cash to the Company decreased for periods prior to the Merger by distributions to the stockholders of Pre-Merger Overseas and decreased for periods after the Merger by payments made on the $2,000,000 Merger Note issued to the Company's principal stockholders and executive officers, Ellen Dinerman Little and Robert B. Little, as part of the consideration to them in the Merger. The Merger Note bears interest at the rate of 9% per annum, is secured by a security interest (subordinate to the security interest of the lenders under the Company's credit facility) in substantially all of the Company's assets and originally provided that it was payable in monthly installments of principal and interest of $41,517 over a five year period ending October 1, 2001. As described below, payments on the Merger Note are currently being deferred.

     The Company has a credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co. ("Coutts"), as an agent and lender, and Berliner Bank A.G. London Branch ("Berliner"), as a lender (collectively, the "Lenders"). Prior to the 1998 amendment of the Syndication Agreement, described below which among other things, altered availability under the Credit Facility, the Syndication Agreement provided for total borrowings of $27,000,000, of which up to $5,000,000 could be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 could be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film, which percentage fee in 1998 amounted to an aggregate of approximately $10,000.

     The Company borrowed funds under Film Facilities' on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. The Syndication Agreement required Coutts and Berliner to approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities were also available to be issued as letters of credit or bank guarantees. As of December 31, 1998, an aggregate of approximately $11,778,940 was outstanding under the Film Facilities and $7,234,340 was outstanding under the Operating Facility, at an average interest rate on all such outstanding amounts of approximately 8.4% per annum. As of December 31, 1998, $1,000,000 in face amount of letters of credit had also been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $1,000,000 was outstanding as of December 31, 1998 bearing interest at 6.50% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

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

     On April 14, 1998, the Company and the Lenders entered into an agreement (the "1998 Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement (scheduled to expire May 9, 1998) to April 9, 1999, subject to continued compliance by the Company with the Syndication Agreement and the terms of the 1998 Facility Amendment, and establishment of the guarantee detailed below. Pursuant to the 1998 Facility Amendment, the Company and the Lenders also agreed to make up to an additional $1,325,660 available under the Operating Facility (above the $5,908,340 then outstanding) to a total of $7,234,000 ($50,000 of such amount being available to pay the fee to the Lenders in connection with the 1998 Facility Amendment) with the timing of the availability to be substantially in accordance with agreed cash flow schedules. Pursuant to the 1998 Facility Amendment, the Company and the Lenders also agreed that the Film Facilities would no longer be a revolving credit line and sums repaid cannot be reborrowed. As part of the 1998 Facility Amendment, the Company and the Lenders agreed to extend the maturity of nine Film Facilities (under which an aggregate of $10,553,465 in principal and accrued interest was then outstanding) which matured or would otherwise have matured in 1998. Additionally, the Company and the Lenders agreed that net receipts from films financed under repaid Film Facilities will be used to reduce other Film Facilities after the particular Film Facility had been repaid. As part of the 1998 Facility Amendment, the Company also agreed to additional covenants and requirements, including: (i) providing a series of additional monthly financial reports to the Lenders, (ii) obtaining written approval of the Lenders prior to entering into any new rights acquisitions or commitments and (iii) obtaining written approval of the Lenders prior to committing to spend amounts in connection with distribution expenses and costs for prints and advertising. As part of the 1998 Facility Amendment, the Lenders reduced the minimum net worth required to be maintained by the Company to $11,000,000 subject to further review on April 14, 1999 and waived any prior non-compliance with such covenant.

     As part of 1998 Facility Amendment, Ms. Little and Mr. Little agreed to personally guarantee for the benefit of the Lenders all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility; provided that the guarantee would be extinguished when the amounts outstanding under the Operating Facility were permanently reduced to less than $6,000,000.

     As part of the 1998 Facility Amendment, Ms. Little and Mr. Little agreed to continue deferral of payments under the Merger Note which the Company had begun to defer in May 1997. Payments under the Merger Note accrue but are being deferred with interest thereon until outstanding borrowings under the Operating Facility are reduced to at least $5,000,000, the Company and the Lenders view that such reduction is permanent, and not before May 1999 (the "Deferral Lapse Date"); provided, however, that prior to the Deferral Lapse Date, pursuant to the recent amendment to the Syndication Agreement described below, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. As described below the Littles' salary is currently being deferred and amounts are currently being applied towards the Merger Note on such basis. As salary becomes due and payable to the Littles on a weekly basis, such amounts are accruing, but payment of such salary is being deferred, without interest. The Merger Note is being extended for the period of time payments are deferred, the deferred Merger Note payments continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At April 15, 1999, an aggregate of approximately $2,122,406 in principal and interest was outstanding under the Merger Note (including an aggregate of approximately $954,884 in previously deferred payments of principal and interest).

     The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement was scheduled to expire on April 9, 1999, the date of the annual review, however, on April 9, 1999, the Company and the Lenders entered into an agreement (the "1999 Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the credit facility under the Syndication
Agreement to April 9, 2000, subject to continued compliance by the Company with the Syndication Agreement and the terms of the 1999 Facility Amendment. Additionally, the Lenders agreed to extend the maturity dates on all film facilities to April 9, 2000, except for two film facilities for which the maturity dates are May 30, 1999 and October 31, 1999 respectively. The lenders have indicated their desire that the Company fully repay amounts outstanding under the existing credit facility and instead seek an alternate financing source and have imposed additional fees on the Company to encourage refinancing of the credit facility. In addition, the terms of the Syndication Agreement, as amended, provide that the Company can borrow an additional $1,850,000 to pay a minimum guarantee with respect to the film ILLUMINATA which has been co-financed by the Company and for which production costs were funded by Coutts. As of the date of the 1999 Facility Amendment, an aggregate of approximately $11,460,963 was outstanding under the Film Facilities, an aggregate of approximately $7,234,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which approximately $1,000,000 was then outstanding). Pursuant to the 1999 Facility Amendment, the Company has agreed to provide additional information to the Lenders and to engage in additional consultation with the Lenders and their advisors. Additionally, the Lenders have imposed additional fees of up to an aggregate of $250,000 in additional fees to be paid by the Company if the credit facility is not refinanced on or prior to April 9, 2000. Additionally, the Banks waived certain non-compliance with various covenants under the Syndication Agreement including (i) the continued waiver of the requirement to maintain a net worth of $12,000,000, reducing such requirement to $11,000,000 (at December 31, 1998 the Company's net worth, calculated in accordance with this provision, was $11,620,584); (ii) any non-compliance with certain ordinary course liabilities; (iii) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors; (iv) the Company's non-compliance with the annual overhead budget established during the 1998 Amendment; and (v) the Company's non-compliance with a requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks. Additionally, the Lenders established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 1999.

     In connection with the Merger, the Littles also received an unsecured promissory note (the "Life Insurance Note") of the Company in the principal amount of $137,061 representing the cash value on the date of the Merger of certain life insurance policies under which the Company was named as the beneficiary. The promissory note bore interest at the rate of 9% per annum, originally matured on October 31, 1997 and was repaid by February 1999. Certain other amounts are currently due to the Littles, including an aggregate of $100,000 in bonuses to the Littles earned by them in 1996 and 1997, reimbursement of approximately $129,626 in expenses as provided in their employment agreements with the Company, accrued salary payments of approximately $136,129 which salary is being deferred. As salary becomes due and payable to the Littles on a weekly basis such amounts are accruing, but payment of such salary is being deferred, without interest, until a date to be mutually agreed upon by the Littles and the Company. At the same time, an amount equal to the Littles' aggregate weekly salary is being applied on a monthly basis to amounts owed to the Littles under the Merger Note (such amounts were previously applied to the life Insurance Note, until it was fully repaid). Payments under the Merger Note are subject to certain restrictions as provided in the 1999 Facility Amendment between the Company and its Lenders. Additionally, the Company and the Littles are discussing the amount of payments due to the Littles under the provisions of a tax reimbursement agreement (the "Tax Reimbursement Agreement"). The Company currently estimates that $200,000 will be payable to the Littles.

     In December 1997 and February 1998, the Littles loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release by the Company of MRS. DALLOWAY as the Lenders declined to loan such funds. The loan is secured by an assignment of domestic revenues of MRS. DALLOWAY (currently subordinate to the security interest of the Company's commercial lenders), bears interest at the rate of 9% per annum, and is to be repaid as and when revenues from MRS. DALLOWAY, and the Company's release, DIFFERENT FOR GIRLS, are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Lenders with respect to DIFFERENT FOR GIRLS or at such time as the Company's primary Lenders allow repayment from other sources). At April 14, 1999, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $44,600. Other than the guarantee provided by the Littles in connection with the Facility Amendment and the foregoing loan with respect to MRS. DALLOWAY, the Littles are not obligated to provide any funds to the Company or to guarantee or secure the Credit Facility or any borrowings of the Company in the future.

     As of December 31, 1998, the Company had cash and cash equivalents of $537,652 compared to cash and cash equivalents of $1,179,133 as of December 31, 1997. The difference relates primarily to collections of various substantial license fees near the end of the year ended December 31, 1997. Additionally, at December 31, 1998, the Company had restricted cash of $159,614 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1997 was $172,498.

     As of December 31, 1998, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $132,250.

     The Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 11, 2000, the principal balance of which at March 31, 1999 was approximately $111,961 in principal and accrued interest.

     The Company estimated that it would acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films in 1998, including up to approximately three First Look Pictures releases. In 1998 the Company acquired rights to eleven films and First Look Pictures released two films. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately eight to twelve films, including one First Look Pictures release (but exclusive of films where the Company acquires primarily re-issue rights). As the Facility Amendment provides that no new Film Facilities will be established (except with respect to one designated film) and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its operational activities, including obtaining pre-sale commitments and funds from gap financing. However, there can be no assurance as to the future availability of pre-sales and gap financing. In addition, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

     The Company believes that its existing capital, funds from operations, and other available sources of capital (including funds obtained through pre-sales, gap financing, insurance backed financing structures and equity sources) will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. However, the restrictions imposed by the Company's current lenders as well as the additional fees imposed by such lenders on the Company, as described above, has resulted in the Company actively seeking to refinance its current debt arrangements. Additionally, in the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to subdistributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales, gap financing, insurance backed financing structures and other equity) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity investments in the Company and the refinancing of it credit facility). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company. In the event such additional capital is not available, the Company may need to further exploit other sources of capital (such as pre-sales, gap financing, insurance backed financing structures and other equity), or significantly reduce its currently planned level of activities and overhead.

INFLATION AND RELATED CONSIDERATIONS

     Management of Overseas Filmgroup believes that neither the Company's operating revenues nor costs materially increased in the last fiscal year due to general economic inflation or general price changes. In particular, management believes that no material increases in revenue were attributable to increases in ticket prices for admission to motion picture theaters. The costs associated with the production (such as the salaries of recognizable cast) and distribution and marketing (such as print and advertising costs) of motion pictures have increased dramatically in recent years. These costs may continue to increase in the future, thereby increasing the capital required for the operations of motion picture producers and distributors, including the Company, and the risk borne by such parties.

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

     State of Readiness. The Company has assessed its computer systems (software, hardware, including embedded microprocessors and other technology) in order to determine whether such systems recognize the year 2000. Based upon such assessment the Company ascertained that all of the Company's computer systems were year 2000 compliant except for the Company's accounting system. As a result of such assessment, the Company has upgraded its accounting system.
The upgrade has both expanded the capabilities of the system and resolved the year 2000 issues associated with the current system. The Company does not currently anticipate that any additional material changes will be required or that the Year 2000 issue will pose significant operational problems for the Company. If any unanticipated problems arise, the Year 2000 issue may take longer for the Company to address and could have a material adverse effect on the Company's financial condition and results of operations.

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

          Costs to Address the Year 2000 Issue. The cost to the Company in connection with the upgrade of its accounting system, was approximately $10,000. Such amount was funded from the Company's existing capital from operations. The Company does not believe that the costs of solving the internal Year 2000 issues has had or will have a material adverse effect on its liquidity or financial condition. However, if unanticipated problems arise, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

     Risks of Year 2000 Issues. To date, the Company has not identified any of its computer systems which present a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. The failure of the Company to identify systems which require Year 2000 conversion that are important to the Company's operations or the failure of others with which the Company does business to become Year 2000 ready in a timely manner could disrupt the Company's operations and have a material adverse effect on the Company's financial condition and results of operations. Such disruption may include, among other things, the inability to process transactions or information, record and access data relating to the availability of titles in the Company's library for licensing and distribution, send invoices or engage in similar normal business activities. There can also be no assurance that other parties will not suffer a Year 2000 business disruption that may adversely effect the Company's financial condition and results of operations. For example, in the event third parties experience Year 2000 business disruptions, payments to the Company may be delayed.

     Contingency Plans. Because the update of the Company's accounting system conversion has been completed prior to any potential disruption to the Company's business, the Company has not yet developed a comprehensive Year 2000 specific contingency plan. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue, the Company will work to enhance its contingency plans.

     The discussion above contains certain forward-looking statements. The estimated costs of the Year 2000 issues and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among other things, the success of the Company in identifying its systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade such systems, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

EXCHANGE RATE CONSIDERATIONS

     A significant portion of the Company's revenue (approximately 70% in 1998) is from the distribution of motion pictures and the licensing of distribution rights in territories outside the United States. The Company's financial results and results of operations could be negatively affected by such factors as changes in foreign currency exchange rates and currency controls, as well as trade protection measures, motion picture piracy, content regulation, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions or natural disasters. See Item 1. "Motion Picture Distribution by the Company." Because the Company's contracts are typically denominated in U.S. dollars, advances and minimum guarantees of sublicense fees payable to the Company by foreign sub-distributors, and advances and minimum guarantees to be paid by the Company to foreign producers in connection with the acquisition of distribution rights, are generally unaffected by exchange rate fluctuations. However, to the extent the Company's agreements with foreign sub-distributors require such sub-distributors to pay the Company a percentage of revenues in excess of any advance or minimum guarantee, fluctuations in the currencies in which such revenues are received by the sub-distributor may affect the amount of U.S. dollars received by the Company in excess of any minimum guarantee. Exchange rate fluctuations could also affect the ability of sub-distributors to bid for and acquire rights to motion pictures distributed by the Company. The economic downturn in Asia has had an impact on the Company's results of operation in the past year. See Item 1. "Motion Picture Distribution by the Company."

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


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments. Because very few of the Company's revenues are denominated in foreign currency, the Company does not believe there is a significant risk imposed on the Company due to the fluctuations in foreign currency exchange rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Exchange Rate Considerations." The table below provides information about the Company's debt obligations including principal cash flows and related weighted average interest rates by expected maturity dates:



                                                 Expected Maturity Date
                                                        (000's)

                              1999      2000      2001      2002      2003      thereafter
                              ----      ----      ----      ----      ----      ----------
     Liabilities
     -----------

Fixed Rate:
Notes payable to related
     Party *
     Average Interest Rate    9%        9%        9%        9%        9%        9%


Variable Rate:
Notes Payable                 2,359     19,655      0         0         0         0
     Average Interest Rate     9.13       8.34



* Amounts payable to related parties represent amounts payable to Ellen and Robert Little which are currently being deferred pursuant to an agreement with the Company's lenders and an arrangement between the Company and Littles. See Item 13. "Certain Relationships and Related Transactions" for more information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the current directors and executive officers of the Company:



NAME                       AGE              CURRENT POSITION WITH THE COMPANY
Robert B. Little           54               Co-Chairman of the Board and Co-Chief Executive Officer

Ellen Dinerman Little      57               Co-Chairman of the Board, Co-Chief Executive Officer and President

Stephen K. Bannon          45               Vice Chairman of the Board, Chairman of the Executive Committee of
                                              the Board

William F. Lischak         41               Chief Operating Officer, Chief Financial Officer, Secretary and
                                              Director

MJ Peckos                  44               Senior Vice President, Domestic Distribution and Marketing

Alessandro Fracassi        47               Director

Gary M. Stein              42               Director

Scot K. Vorse              38               Director



     The directors of the Company are divided into three classes having terms expiring at the annual meeting of the Company's stockholders in 1999 (William F. Lischak, Gary M. Stein and Alessandro Fracassi), in 2000 (Robert B. Little and Stephen K. Bannon), and in 2001 (Ellen Dinerman Little and Scot K. Vorse) or such later dates as their successors are elected and have qualified. At each annual meeting of stockholders, successors to the class of directors whose terms expire at such meeting will be elected to serve for three-year terms and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors, subject to any applicable employment agreements. See "Employment Agreements" below. See also "Management Arrangements" below for a description of certain arrangements regarding the election of directors. Ellen Dinerman Little and Robert B. Little are married to each other.

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

     ELLEN DINERMAN LITTLE became Co-Chairman of the Board of Directors, Co-Chief Executive Officer and President of the Company upon consummation of the October 1996 Merger. Ms. Little co-founded the predecessor of Pre-Merger Overseas in February 1980 and served as its President and Director, as well as the President and a Director of Pre-Merger Overseas since its incorporation in January 1984 until the Merger. Ms. Little is a founding member of The Archive Council, serves on the Board of Directors of the Antonio David Blanco Scholarship Fund, and has been an active participant in the American Film Marketing Association, having served on various of its committees. Ms. Little is Executive Producer of Richard III, which was nominated for two Academy Awards.

     STEPHEN K. BANNON has been a director of the Company since its incorporation as EMAC in December 1993. Since the October 1996 Merger, he has served as Vice Chairman of the Board of Directors of the Company and Chairman of its Executive Committee. Previously, from the incorporation of EMAC until the October 1996 Merger, he served as the Chairman of the Board of Directors of EMAC. From June 1991 through July 31, 1998, Mr. Bannon served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. On July 31, 1998, Bannon & Co., Inc. was acquired by SG Cowen Securities Corporation, an integrated, full service U.S. securities and investment banking firm. Since such date, Mr. Bannon has been serving as managing director and Co-Head of SG Cowen Securities Corporation's media and entertainment group. As part of an investment banking assignment, from April 1, 1994 to December 31, 1995, Mr. Bannon served as acting Chief Executive Officer of SBV, a division of Decisions Investment Corp., which operates the Biosphere 2 project near Oracle, Arizona. Mr. Bannon is a registered principal with the National Association of Securities Dealers, Inc. (NASD).

     WILLIAM F. LISCHAK became Chief Operating Officer, Chief Financial Officer, Secretary and a Director of the Company upon consummation of the Merger. Mr. Lischak served as Pre-Merger Overseas' Chief Operating Officer from September 1990 until the October 1996 Merger and its Chief Financial Officer from September 1988 until the October 1996 Merger. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a Masters Degree in Taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television.

     MJ PECKOS became Senior Vice President, Domestic Distribution and Marketing, of the Company upon consummation of the October 1996 Merger, having served since May 1995 in the same position with Pre-Merger Overseas. From January 1995 through April 1995, Ms. Peckos served as Vice President of Advertising for Dazu Advertising, a graphic design firm which is active in the entertainment industry. Prior to that, she served from January 1992 to November 1994 as Senior Vice President of Marketing & Distribution for Academy Entertainment, an independent film company, and from July 1991 to December 1992 as Co-Managing Director of CLG Films, also an independent film company. Ms. Peckos also previously served with several other companies in the motion picture industry including The Samuel Goldwyn Company, MGM and Warner Bros.

     ALESSANDRO FRACASSI, became a Director of the Company upon consummation of the October 1996 Merger. Mr. Fracassi founded Racing Pictures s.r.l. (an Italian motion picture production and distribution company) in 1976 and has served as its President since such date. Mr. Fracassi has extensive experience in the field of Pan-European motion picture and television production. He has served as a Vice President of the Italian Producers Association, an Italian entertainment industry trade group. Additionally, Mr. Fracassi and his family are active investors in various privately held businesses in Italy.

     GARY M. STEIN became a Director of the Company in September 1998. Since January 1997, Mr. Stein has served as general partner of Britten and Stone Music, a Nashville-based publishing and consulting business, which he co-founded with his wife. From December 1994 until the October 1996 Merger, Mr. Stein served on the Board of Directors of EMAC. Between March 1990 and October 1996, Mr. Stein served as Executive Vice President - Corporate and Financial Development for Lancit Media Entertainment, Inc., a leading producer of quality children's television programming. During 1995 and 1996, Mr. Stein also served on the Board of Directors of Strategy Licensing Company, a Lancit subsidiary engaged in the licensing of popular character-based properties. Mr. Stein currently serves on the Board of Directors of Seventh Generation, Inc., a publicly held supplier of environmentally-friendly household products. From 1987 through February 1990, Mr. Stein was an independent corporate development consultant to a wide variety of media and entertainment firms. From 1984 to 1987, Mr. Stein served as Senior Analyst - Investment Banking at Rosenkrantz, Lyon and Ross, a New York Stock Exchange-member securities firm (now known as Josephthal & Co.) where he helped form the firm's corporate finance division.

     SCOT K. VORSE became a Director of the Company in January 1995. From January 1995 until the Merger in October 1996, he served as Treasurer and Secretary of EMAC, and from January 1995 until November 1996, he served as Vice President of EMAC. From June 1991 through July 31, 1998, Mr. Vorse served as an Executive Vice President and the Chief Financial Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. On July 31, 1998, Bannon & Co., Inc., was acquired by SG Cowen Securities Corporation, an integrated, full service U.S. securities and investment banking firm. Since such date Mr. Vorse has been serving as a managing director and Co-Head of SG Cowen Securities Corporation's media and entertainment group. Mr. Vorse is a registered principal with the NASD.

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

MANAGEMENT ARRANGEMENTS

     The Company is a party to a Stockholders' Voting Agreement, dated as of October 31, 1996, with Ellen Dinerman Little, Robert B. Little, William F. Lischak, and certain persons who were stockholders of the Company prior to consummation of the Company's initial public offering (Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein - collectively, the "Initial Stockholders"). The parties to the Stockholders' Voting Agreement have agreed to use their best efforts to cause the Board of Directors of the Company to consist of seven members during the term of such agreement, including four individuals designated by Ms. Little and Mr. Little (currently Ellen Dinerman Little, Robert B. Little, William F. Lischak, and Alessandro Fracassi) and three individuals designated by the Initial Stockholders (currently Stephen K. Bannon, Gary M. Stein and Scot K. Vorse). Each party to the Stockholders' Voting Agreement also agreed that the following actions shall require the affirmative vote of at least seventy-five percent of the authorized number of directors of the Company: (i) any amendment to the Restated Certificate of Incorporation of the Company or the Company's Bylaws that would change the voting rights of stockholders, the number or classes of directors, or the notice and quorum requirements for meetings of the Board of Directors, its committees or the shareholders; (ii) a merger or sale of all or substantially all of the assets of the Company; (iii) the designation or issuance of any preferred stock and (iv) any amendments to the operating guidelines described below (collectively, the "Supermajority Provisions"). The Stockholders' Voting Agreement terminates May 1, 2004 or sooner if the employment of Ms. Little, Mr. Little and Mr. Lischak is terminated. In addition, the right of Ms. Little and Mr. Little, and of the Initial Stockholders, to designate directors (but not the obligation to vote for the designees of others) will terminate (i) as to Ms. Little and Mr. Little, (A) if they (and Mr. Lischak) own less than 794,444 shares of the Company's Common Stock, they will be entitled to designate only two directors, and (B) if they (and Mr. Lischak) own less than 20,000 shares, they will not be entitled to designate any director; or (ii) as to the Initial Stockholders, (A) if they own less than 175,000 shares of the Company's Common Stock, they will be entitled to designate only two directors, (B) if they own less than 125,000 shares, they will be entitled to designate only one director, and (C) if they own less than 20,000 shares, they will not be entitled to designate any director. In October 1996, operating guidelines for the Board of Directors and management of the Company were established setting forth certain general guidelines with respect to the authority and responsibilities of officers of the Company, the structure and responsibilities of the Board of Directors and the Executive Committee of the Company, and certain other general business matters. The Board of Directors has also adopted operating resolutions implementing the Supermajority Provisions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% Stockholders of the Company are required by Commission regulations to furnish the Company with copies of Section 16(a) forms they file. To the Company's knowledge based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% Stockholders, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% Stockholders were complied with except: (i) the Form 3 for Gary M. Stein, who became a director on September 3, 1998 was not filed with the Commission until February 8, 1999, and (ii) the Form 5 for William Lischak with respect to the Company's fiscal year ended December 31, 1997 failed to reflect a gift by Mr. Lischak to a third party of 1,000 shares of Common Stock such gift was reflected on the Form 5 filed by Mr. Lischak for the fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following "Summary Compensation Table" sets forth individual compensation information with respect to the Company's Co-Chief Executive Officers (Ellen Dinerman Little and Robert B. Little), and two other executive officers of the Company during the fiscal year ended December 31, 1998 whose total salary and bonus compensation during fiscal 1998 from the Company was in excess of $100,000 (William F. Lischak and M.J. Peckos). Such four executives are referred to herein as the "Named Executives." With respect to the four Named Executives, the Summary Compensation Table provides compensation information for services rendered to the Company during the fiscal years ended December 31, 1996, 1997 and 1998 respectively. The Summary Compensation Table does not include distributions made to the stockholders of Pre-Merger Overseas. Following the Summary Compensation Table is a table that indicates whether any of the Named Executives exercised options in fiscal 1998 and includes the number and value of unexercised options held by the Named Executives at December 31, 1998. No stock options or stock appreciation rights were granted to the Named Executives in 1998.

                           SUMMARY COMPENSATION TABLE*



                                                                                                 LONG TERM
                                                                                               COMPENSATION
                                      ANNUAL COMPENSATION                                          AWARDS

                                                                            OTHER ANNUAL         SECURITIES
             NAME AND                                                       COMPENSATION         UNDERLYING          ALL OTHER
        PRINCIPAL POSITION      YEAR        SALARY          BONUS               ($)            OPTIONS/SARS (#)     COMPENSATION
        ------------------      ----        ------          -----               ---            ----------------     ------------
ROBERT B. LITTLE                1998      $125,000(14)     $25,000(12)           $29,189(13)          0              $116,165(16)
CO-CHAIRMAN OF THE              1997           125,000      27,404(12)            $40,511(9)          0                16,695(10)
  BOARD AND CO-CHIEF            1996           110,158      25,000(12)                -- (1)      1,100,000            18,858 (2)
  EXECUTIVE OFFICER

ELLEN DINERMAN LITTLE           1998       125,000(15)     $25,000(12)             17,203(8)          0              $106,612(17)
CO-CHAIRMAN OF THE              1997           125,000      27,404(12)             27,184(7)          0                23,892(11)
  BOARD, CO-CHIEF               1996           110,457      25,000(12)               --  (1)      1,100,000            24,812 (3)
  EXECUTIVE OFFICER
  AND PRESIDENT

WILLIAM F. LISCHAK              1998           193,209          50,000               --  (1)          0               10,677  (6)
CHIEF OPERATING                 1997           175,000          53,365               --  (1)          0                9,410  (5)
  OFFICER, CHIEF                1996           137,198         212,500               --  (1)          0                2,994  (4)
  FINANCIAL OFFICER
  AND SECRETARY

MJ PECKOS                       1998           153,224               0               --  (1)          0                4,985  (4)
SENIOR VICE PRESIDENT           1997           156,483          20,000               --  (1)          0                2,923  (4)
                                1996           126,100          40,000               --  (1)          0                2,922  (4)


-------

(1) Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Represents $2,049 for the Company's contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $16,809 for life insurance premiums paid by the Company for the benefit of such Named Executive.

(3) Represents $2,049 for the Company's contribution on behalf of such Named Executive pursuant to the Company's 401(k) Plan and $22,763 for life insurance premiums paid by the Company for the benefit of such Named Executive.

(4) Represents the Company's contributions on behalf of such Named Executive pursuant to the Company's 401(k) Plan.

(5) Represents $3,256 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $4,622 for life insurance premiums paid by the Company for the benefit of such Named Executive, and $1,532 for disability insurance premiums paid by the Company for the benefit of such Named Executive.

(6) Represents $3,077 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $5,135 for life insurance premiums paid by the Company for the benefit of such Named Executive, and $2,464 for disability insurance premiums paid by the Company for the benefit of such Named Executive.

(7) Includes $25,301 of business management and accounting fees paid on behalf of such Named Executive by the Company.

(8) Includes $10,700 of business management and accounting fees paid on behalf of such Named Executive; and $4,300 of business management and accounting fees payment of which has been deferred until a date to be agreed to by the Company and the Named Executive.

(9) Includes $13,499 for automobile lease payments and $25,301 of business management and accounting fees paid on behalf of such Named Executive by the Company.

(10) Represents $2,625 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $2,131 representing reimbursement of disability insurance premiums paid by the Company for the benefit of such Named Executive and $11,939 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

(11) Represents $2,633 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $2,353 representing reimbursement of disability insurance premiums paid by the Company for the benefit of such Named Executive and $18,906 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

(12) Includes bonus of $25,000 earned by each of such Named Executives payment of which has been deferred until a date to be agreed to by the Company and the Named Executive.

(13) Includes $11,985 for automobile lease payments, $10,700 in business management and accounting fees and $4,300 in business management and accounting fees to which the Named Executive is entitled to reimbursement, payment of which has been deferred until a date to be agreed to by the Company and the Named Executive.

(14) Represents salary earned by such Named Executive pursuant to his Employment Agreement, the payment of $68,065.77 of which has been deferred in accordance with the arrangement described under Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of
     Operations - Liquidity and Capital Resources."

(15) Represents salary earned by such Named Executive pursuant to her Employment Agreement, the payment of $68,063 of which has been deferred in accordance with arrangement described under Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

(16) Represents $2,266 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $22,318 in life insurance premiums paid by the Company for the benefit of such Named Executive and $11,939 in life insurance premiums which amount has been deferred until a date to be agreed upon by the Company and the Named Executive, and $2,122 in disability insurance premiums paid by the Company for the benefit of such Named Executive.

(17) Represents $2,267 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $15,099 in life insurance premiums paid by the Company for the benefit of such Named Executive and $18,906 in life insurance premiums payment which amount has been deferred until a date to be agreed upon by the Company and the Named Executive, and $2,275 in disability insurance premiums paid by the Company for the benefit of such Named Executive.

                     * AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)


NAME                           SHARES         VALUE        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                             ACQUIRED ON     REALIZED      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                               EXERCISE        ($)             OPTIONS/SARS AT             AT DECEMBER 31, 1998
                                  (#)                         DECEMBER 31, 1998                 EXERCISABLE
                                                          EXERCISABLE/UNEXERCISABLE           /UNEXERCISABLE
                                                                      (#)                           ($)
Ellen Dinerman Little              0          $ 0              500,000/600,000                    $0/0

Robert B. Little                   0            0              500,000/600,000                     0/0

William F. Lischak                 0            0                   0 (2)                            0

MJ Peckos                          0            0                   0 (2)                            0


(1) Although the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

(2)  The Named Executive did not hold any options at December 31, 1998.

BOARD FEES

     Pursuant to the Automatic Option Grant Program under the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee Board member on October 31, 1996 (Messrs. Bannon, Fracassi and Vorse) was automatically granted a non-qualified option to purchase 5,000 shares of the Company's Common Stock. In addition, each member of the Board of Directors who is not employed by the Company receives an automatic grant of a non-qualified option to purchase 5,000 shares of the Company's Common Stock (i) upon becoming a Board member, whether through election at a meeting of the Company's stockholders or through appointment by the Board of Directors, and
(ii) on the date of each annual meeting of stockholders, if such individual is to continue to serve as a Board member after such meeting; provided such individual has served as a non-employee member of the Board of Directors for at least six months. Each such automatic option grant is, among other things, exercisable at the fair market value of the Common Stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the Board of Directors measured from the automatic grant date. In addition, the Company reimburses all directors for travel and related expenses incurred in connection with their activities on behalf of the Company.
Directors of the Company are not otherwise compensated for serving on the Board of Directors.

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

EMPLOYMENT AND RELATED AGREEMENTS

     ELLEN DINERMAN LITTLE AND ROBERT B. LITTLE. Virtually all decisions concerning the conduct of the business of the Company, including the motion picture properties and rights to be acquired by the Company and the arrangements to be made for the distribution, production and financing of motion pictures by the Company, are made or are significantly influenced by the Company's senior executive officers, Ellen Dinerman Little and Robert B. Little. The loss of either of their services for any reason would have a material adverse effect on the Company's business and operations and its prospects for the future. In addition, the Company's credit facility contains covenants and similar provisions, generally requiring Ms. Little and Mr. Little's continued involvement with, and control of, the Company. Ms. Little and Mr. Little each have an employment agreement with the Company with a five year term which commenced on October 31, 1996 and ends on October 30, 2001. Ms. Little's and Mr. Little's employment agreements provide for them to serve as Co-Chairs of the Board of Directors, members of the Executive Committee of the Board of Directors, and Co-Chief Executive Officers of the Company. Under Ms. Little's employment agreement, she also serves as President of the Company. Pursuant to these employment agreements, they are each entitled to receive fixed annual compensation of $125,000 and to an annual bonus of $25,000, plus such additional bonus, if any, as may be awarded to them by the Company's Board of Directors or compensation or similar committee, with Ms. Little and Mr. Little abstaining from any vote thereon. As described under Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources," payment of salary to Ms. Little and Mr. Little is currently being deferred. The employment agreements of Ms. Little and Mr. Little also provide for certain benefits including, among other things, life, disability and health insurance, and an automobile allowance. In the event that the relevant employment agreement is terminated by Ms. Little or Mr. Little for Good Reason (as defined in the employment agreements and which includes certain changes in control of the Company), or by the Company other than for Cause (as defined in the employment agreements), she or he will receive (a) a lump-sum payment equal to 250% of the greater of (i) the aggregate of all fixed annual compensation to which she or he would otherwise have been entitled through the balance of the term or (ii) an amount equal to the fixed annual compensation and annual bonus for one full year; (b) a lump-sum payment equal to 250% of the aggregate of all annual bonuses to which she or he would otherwise have been entitled through the balance of the term; (c) such additional payments as may be necessary to take into account and reimburse her or him for certain excise taxes which may be applicable to payments and benefits relating to such termination; (d) for the remainder of the term, life, disability and health insurance and other benefits substantially similar to those received prior to termination; and (e) automatic vesting of any stock options held. Such termination of the relevant employment agreement would also constitute an event of default under a $2,000,000, five-year, secured promissory note issued by the Company to Ms. Little and Mr. Little as part of their consideration in the Merger (the "Merger Note"). In the event of the death or permanent disability of Ms. Little or Mr. Little, she or he will be entitled to a disability benefit or death benefit to the deceased's estate equal to the product of two times (i) the aggregate fixed annual compensation that they were entitled to receive for the full employment year in which the disability or death occurs, plus (ii) an amount equal to the annual bonus.

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

CERTAIN INFORMATION CONCERNING STOCK OPTION PLANS

     The Company has two stock-based incentive compensation plans for the Company's employees, directors and certain other persons providing services to the Company: the 1996 Special Stock Option Plan and Agreement (the "Management Option Plan") and the 1996 Basic Stock Option and Stock Appreciation Rights Plan (the "Basic Plan") (collectively, the "Plans"). The Management Option Plan is a primary vehicle for providing equity incentives to the Company's two principal executive officers, Ellen Dinerman Little and Robert B. Little. Under the Management Option Plan, on October 31, 1996, each of Ms. Little and Mr. Little was granted two non-qualified options for a total of 1,100,000 shares each of Common Stock: one option for 537,500 shares of Common Stock at an exercise price of $5.00 per share (exercisable on October 31, 1996 for 100,000 shares with the balance vesting in five equal annual installments beginning on October 30, 1997) and one option for 562,500 shares at an exercise price of $8.50 per share (vesting in five equal annual installments beginning on October 30, 1997). All 2,200,000 shares of Common Stock initially reserved for issuance under the Management Option Plan were subject to the options granted to Ms. Little and Mr. Little. Regular full-time employees of the Company, non-employee members of the Company's Board of Directors, and independent consultants and other persons who provide services on a regular or substantial basis to the Company are generally eligible to participate in the Basic Plan (under which 550,000 shares of Common Stock are reserved for issuance). As of March 31, 1999, options to purchase an aggregate of 60,000 shares of Common Stock were outstanding under the Basic Plan with exercise prices ranging from $1.875 to $5.25. The Plans are currently administered by the Compensation Committee to the extent contemplated by the respective Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each current director of the Company, (iii) each of the Named Executives listed in the Summary Compensation Table under "Item 11- Executive Compensation" above, and (iv) all current executive officers and directors of the Company as a group. The number of shares and percentages in the table and accompanying footnotes are based upon 5,732,778 shares of Common Stock outstanding as of March 31, 1999. The shares of Common Stock underlying immediately exercisable options, warrants or rights, or immediately convertible securities, or shares of Common Stock underlying options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of March 31, 1999, are deemed to be outstanding for the purpose of calculating the number and percentage beneficially owned by the holder of such options, warrants, rights or convertible securities, but are not deemed to be outstanding for the purpose of computing the percentage beneficially owned by any other person. Unless otherwise indicated in the footnotes following the table, the person as to whom the information is given had, based upon information furnished by such persons, sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.



                                                                     PERCENT OF
                                           NUMBER OF SHARES         COMMON STOCK
                                            OF COMMON STOCK         BENEFICIALLY
NAME                                      BENEFICIALLY OWNED            OWNED
                                          ------------------            -----
Ellen Dinerman Little (1)                   4,202,778 (2)               62.4%
Robert B. Little (1)                        4,202,778 (2)               62.4%
Stephen K. Bannon                             131,324 (3)                2.3%
William F. Lischak                            249,560 (4)                4.4%
MJ Peckos                                           0                      0%
Alessandro Fracassi                            10,000 (3)                   *
Gary M. Stein                                 178,000 (5)                3.1%
Scot K. Vorse                                 136,323 (6)                2.4%
Dolphin Offshore Partners, L.P. (7)         1,262,500 (8)               20.8%
Jay Goldman (9)(11)                          620,300 (10)                9.8%
All current executive officers
  and directors as a
  group (8 persons)                        4,658,425 (12)               68.9%



---------------------
* less than one percent

(1) Such person's business address is in care of the Company, 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069.

(2) Includes (i) 2,953,218 shares of Common Stock held by Ellen Dinerman Little and Robert B. Little as community property in a revocable living trust,
     (ii) the right to vote 249,560 shares of Common Stock pursuant to an irrevocable proxy granted to Ms. Little and Mr. Little by Mr. Lischak,
     (iii) 500,000 shares of Common Stock subject to immediately exercisable options granted to such person under the Management Option Plan, and (iv) 500,000 shares of Common Stock subject to immediately exercisable options granted to such person's spouse under the Management Option Plan which generally may only be exercised by such person's spouse (although such person disclaims beneficial ownership of the shares subject to his or her spouse's options). Does not include (a) 600,000 shares of Common Stock subject to options granted to such person under the Management Option Plan or 600,000 shares of Common Stock subject to options granted to such person's spouse under the Management Option Plan, the exercisability of which, in each case, is subject to certain vesting requirements. The proxy granted to Ms. Little and Mr. Little by Mr. Lischak will continue during Mr. Lischak's ownership of the shares, until the October 30, 2001 (the "Expiration Date"); provided, however, that such proxy terminates earlier if the Littles own or control less than five percent of the outstanding voting power of the Company, or if the shares to which the proxy relates are sold in the public market. In addition until the Expiration Date, Ms. Little and Mr. Little also have, under certain circumstances, certain rights to acquire (while the shares are held by Mr. Lischak) the 249,560 shares of Common Stock held by Mr. Lischak. See footnote (4) below.

(3) Includes 10,000 shares of Common Stock subject to immediately exercisable option granted pursuant to the Basic Plan.

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

(5) Includes 16,000 shares of Common Stock owned by Mr. Stein's spouse for which he disclaims beneficial ownership.

(6) Includes (i) 10,000 shares of Common Stock subject to immediately exercisable options granted pursuant to the Basic Plan; and (ii) 126,323 shares of Common Stock contributed by Mr. Vorse to a revocable living trust for the benefit of Mr. Vorse's spouse.

(7) The General Partner of Dolphin Offshore Partners is Peter E. Salas, and the address of Mr. Salas and Dolphin Offshore Partners, L.P. is c/o Dolphin Management, 129 East 17th Street, New York, New York 10003

(8) Includes 328,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from the General Partner of Dolphin Offshore Partners, L.P.

(9)  The address of Mr. Goldman is 40 Kean Road, Short Hills, New Jersey 07078.

(10) Includes (i) 458,000 shares of Common Stock issuable upon exercise of Warrants held by Mr. Goldman (including those held in his IRA Account; (ii) 25,000 shares of Common Stock issuable upon exercise of unit purchase options held by Mr. Goldman (each unit consisting of one share of Common Stock and two Warrants; (iii) 50,000 shares of Common Stock issuable upon exercise of the Warrants issuable upon the exercise of the unit purchase options held by Mr. Goldman; (iv) 8,000 shares of Common Stock held of record by Mr. Goldman's spouse, and (v) 78,500 shares of Common Stock issuable upon exercise of Warrants held in the spouse of Mr. Goldman's IRA Account.

(11) Information provided was obtained from Mr. Goldman's Form 13-G dated November 23, 1998 filed by Mr. Goldman with the Securities and Exchange Commission.

(12) Includes 500,000 shares of Common Stock subject to immediately exercisable options granted to Ellen Dinerman Little under the Management Option Plan, 500,000 shares of Common Stock subject to immediately exercisable options granted to Robert B. Little under the Management Option Plan, and an aggregate of 30,000 shares of Common Stock subject to immediately exercisable option granted to Messrs. Bannon, Fracassi, and Vorse under the Basic Plan.

     Pursuant to a Lock-Up and Registration Rights Agreement, dated October 31, 1996, by and among the Company, Ms. Little, Mr. Little and Mr. Lischak, each such person has agreed not to sell, or otherwise dispose of (except for estate planning purposes and other limited exceptions), any shares received by them in the Merger (2,928,218 shares held by the Littles and 249,560 shares held by Mr. Lischak) (the "Merger Shares") for a period which commenced on October 31, 1996 and ends in three equal installments on February 16, 1998, February 16, 1999 and February 16, 2000. As of March 31, 1999, 976,073 Merger Shares held by the Littles and 83,187 Merger Shares held by Mr. Lischak remain subject to the lock-up. The lock-up will terminate earlier (i) with respect to an individual, if such person's employment with the Company is terminated Without Cause by the Company or for Good Reason by such person (as such terms are defined in their respective employment agreements with the Company); (ii) with respect to 10% of the Shares subject to the Lock-Up and Registration Rights Agreement if both Littles are deceased; (iii) with respect to any Merger Shares held by Mr. Lischak that are purchased by Ms. Little or Mr. Little or their designees pursuant to any right of first refusal or repurchase agreement; (iv) with respect to any Merger Shares surrendered in satisfaction of any indemnification obligation under the Merger Agreement; and
(v) with respect to a number of Merger Shares equal in value to the outstanding principal balance (plus interest) of the Merger Note, if the Company fails to pay any amount due under such note.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 31, 1996, as part of the consideration to them in the Merger, Ellen Dinerman Little (Co-Chairman of the Board, Co-Chief Executive Officer and President of the Company) and Robert B. Little (Co-Chairman of the Board and Co-Chief Executive Officer of the Company) received the Merger Note, a $2,000,000 secured promissory note of the Company, bearing interest at the rate of 9% per annum, with principal and interest originally payable in monthly installments of $41,517 over a five year period ending October 1, 2001. The Merger Note is secured by a security interest (subordinate to the security interest of the Company's commercial lenders) in substantially all of the Company's assets.

     In mid-1997, in order to address what the Company had anticipated was a need for additional working capital availability occasioned by the disappointing worldwide performance of films acquired by the Company and the maturity of various film facilities under the Company's credit facility, the Company began discussions with the lenders providing the Company's credit facility for such lenders to make additional amounts available to the Company under the operating facility portion of the credit facility and to extend the commitment to lend under the credit facility. As part of the discussions, Ms. Little and Mr. Little agreed to defer payments to them under the Merger Note. In April 1998, the Company and the lenders under the credit facility amended the Company's credit facility, as well as extended the date of the lender's annual review of the facility and the expiration of their commitment to lend under the facility. As part of the amendments to the Company's credit facility, Ms. Little and Mr. Little agreed to continue deferral of payments under the Merger Note. During 1998, no principal and interest was paid to the Littles under the Merger Note and an aggregate of $498,200 was deferred. Payments under the Merger Note accrue, but payment is deferred until outstanding borrowings under the operating facility portion of the credit facility are reduced to at least $5,000,000, the Company and the lenders view such reduction as permanent and not before May 1999 (the "Deferral Lapse Date"); provided, however, that, prior to such time, pursuant to the 1999 Facility Amendment, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. The Littles' weekly salary is currently being deferred, without interest, and an amount equal to such weekly salary is being applied towards the Merger Note (such amount was previously applied to the Insurance Note described below), on such basis. The Merger Note is being extended for the period of time Merger Note payments are deferred, the deferred payments will continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At April 15, 1999, the aggregate amount outstanding (including accrued interest) under the Merger Note was approximately 2,122,406 (including an aggregate of approximately $954,884 in previously deferred payments of principal and interest).

     As part of the April 1998 amendments to the Company's credit facility, Ms. Little and Mr. Little also agreed to personally guarantee for the benefit of the lenders under the credit facility all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the operating facility portion of the credit facility; provided that the guarantee will be extinguished when the amounts outstanding under the operating facility are permanently reduced to less than $6,000,000.

     Pursuant to the Merger, on October 31, 1996, the Littles also received an unsecured promissory note (the "Insurance Note") of the Company in the principal amount of $137,061, bearing interest at the rate of 9% per annum, representing the cash value on such date of certain life insurance policies the ownership of which was transferred to the

Company on Merger, and under which the Company was named as the beneficiary. During 1998, an aggregate of $99,480 in principal and an aggregate of $36,649 in accrued interest was paid to the Littles under such note. During 1999, an aggregate of $52,344 in principal and an aggregate of $545 in accrued interest was paid to the Littles under such note, resulting in the full repayment of such note in February 1999.

     In connection with the Merger, the Company entered into the Tax Reimbursement Agreement with Ellen Dinerman Little, Robert B. Little and William
F. Lischak (Chief Operating Officer, Chief Financial Officer, Secretary and a Director of the Company). During 1998, no payments were made pursuant to the Tax Reimbursement Agreement, although the Company and the Littles are discussing the amount of payments due the Littles under the provisions of the Tax Reimbursement Agreement. The Company currently estimates $200,000 is payable to the Littles. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Tax Related Matters" for additional information regarding the Tax Reimbursement Agreement and the payment due to the Littles.

     In December 1997 and February 1998, Ms. Little and Mr. Little loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by Company for the print and advertising costs associated with the domestic theatrical release by the Company of "MRS. DALLOWAY." The loan is secured by a security interest in domestic revenues from "MRS. DALLOWAY" (subordinate to the security interest of the Company's commercial lenders), bears interest at the rate of 9% per annum, and is to be repaid as and when revenues from "MRS. DALLOWAY" and "DIFFERENT FOR GIRLS" are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the lenders with respect to DIFFERENT FOR GIRLS). At March 31, 1999, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $444,601.

     Neo Motion Pictures, Inc., a California corporation ("Neo") involved in the production of motion pictures, provided (on a non-exclusive basis) production services with respect to approximately 12 motion pictures for Pre-Merger Overseas from 1989 through the date of Merger and may provide production services to motion pictures for Company in the future. As permitted by his employment agreement with the Company, Mr. Little performs consulting services for Neo. During 1998, no consulting fees were paid by Neo to Mr. Little, although, at March 25, 1999, Neo owed Mr. Little $269,121 in accrued but unpaid consulting fees. Mr. Little and the Company co-own an option to acquire a fifty percent interest in Neo for a purchase price of less than $60,000. The Company has guaranteed payment by Neo of a promissory note payable to a third party in September 2000 (extended originally from May 9, 1997), under which an aggregate of approximately $111,961 in principal and accrued interest was outstanding as of March 31, 1999.

     Alessandro Fracassi, a Director of the Company, is the sole owner of Original Film Company, an Italian corporation ("Original"), which owns or controls, together with certain of its affiliates, distribution rights to 13 motion pictures for which the Company acts as sales agent pursuant to various agreements. In exchange for licensing distribution rights to such films on behalf of Original and its affiliates, the Company receives a sales agency fee generally ranging from 5% to 15% of the revenues generated by such licensing, depending on the film. During 1998, sales or licenses of distribution rights to such films by the Company generated less than $18,800 of gross revenues to the Company.

     Mr. Fracassi is also the President and owner of Racing Pictures s.r.l., an Italian corporation ("Racing Pictures") which is engaged in the production and distribution of motion pictures. In 1990 and 1991, Pre-Merger Overseas licensed to Racing Pictures various distribution rights (primarily Italian television and video distribution rights) to approximately 86 motion pictures which the Company owns or for which the Company controls various distribution or sales agency rights. The licenses, which generally have terms of six to twelve years, obligated Racing Pictures to pay aggregate minimum guarantees of approximately $2,900,000 to Pre-Merger Overseas. With respect to video distribution rights granted to Racing Pictures pursuant to such licenses, the Company is generally entitled to a 25% royalty on all gross receipts of Racing Pictures relating to Racing Pictures' exploitation of such video distribution rights. With respect to television rights granted to Racing Pictures pursuant to such licenses, Racing Pictures is generally entitled to a distribution fee of 25% of gross receipts from exploitation of such television rights and recoupment of all Racing Pictures' distribution expenses. The Company is entitled to the balance of the gross receipts of Racing Pictures from exploitation of the television rights. Both the video royalty payable to the Company and the Company's share of the gross receipts from Racing Pictures' exploitation of the television rights are applied first to Racing Pictures' recoupment of the minimum guarantees. In September 1996, the Company and Racing Pictures agreed that $413,000 in then past due minimum guarantees owed by Racing Pictures to the Company were to be paid to the Company, without interest, by September 30, 1998, which was later extended to April 1, 2000. In 1998, $264,000 of such amount was paid by Racing Pictures to the Company, all with respect to films for which the Company owns the copyright. Upon payment by Racing Pictures of the remaining $149,000 of such minimum guarantees to the Company, the Company would be entitled to retain approximately $17,800 of the total amount as distribution fees, with the remainder of such amount to be paid to the various parties from which distribution rights to the films licensed to Racing Pictures were acquired.

     Racing Pictures also owns or controls distribution rights to three motion pictures for which the Company acts as sales agent or distributor pursuant to various agreements. In exchange for licensing distribution rights in such films, the Company receives a fee generally ranging from 10% to 20% of the revenues generated by such licensing, depending on the film. During 1998, sales or licenses of distribution rights to such films by the Company generated $6,400 in total revenues, of which, the Company retained less than $1,000 in fees.

          Mr. Lischak and his spouse own BLAH, Inc. which, until March 1, 1998 provided the production executive services of Mr. Lischak's spouse to the Company in accordance with a Loan-Out Agreement dated as of March 11, 1996, (the "Loan-Out Agreement"). Pursuant to the Loan-Out Agreement, BLAH, Inc. received an aggregate of $24,657 in 1998.

     As part of the Company's exploration of additional sources of financing for the Company, on July 28, 1998 (which was prior to Gary Stein's appointment as a Director of the Company), the Company and Mr. Stein entered into an agreement whereby Mr. Stein agreed to act as a finder, introducing the Company to a potential strategic partner. In the event a transaction with the potential strategic partner is consummated by the Company, Mr. Stein will receive a cash fee equal to 1.5% of the total dollar market value of the transaction. The Company does not anticipate that the proposed transaction will be consummated. Mr. Stein was appointed to the Board of Directors of the Company on September 3, 1998.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1.     INDEX TO FINANCIAL STATEMENTS

                                                                    Page(s) in
                                                                     Form 10-k
                                                                     ---------
               Report of Independent Accountants                        F-1

               Consolidated Financial Statements:

               Consolidated Balance Sheets - December 31, 1997
                 and 1998                                               F-2

               Consolidated Statements of Operations - Years Ended
                 December 31, 1996, 1997 and 1998                       F-3

               Consolidated Statements of Shareholders' Equity -
                 Years Ended December 31, 1996, 1997 and 1998           F-4

               Consolidated Statements of Cash Flows - Years
                 Ended December 31, 1996, 1997 and 1998                 F-5

               Notes to Consolidated Financial Statements               F-6

     (a)2.     INDEX TO FINANCIAL STATEMENTS SCHEDULES

          The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are included in the respective financial statements or notes thereto or are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)3      EXHIBITS

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

               10.2 Indemnity Agreement, dated October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.2 to the Company's Current
                         Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               10.3 Indemnity Agreement, dated October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to Exhibit 10.3 to the Company's Current
                         Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               10.4 Indemnity Agreement, dated October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to Exhibit 10.4 to the Company's Current
                         Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               10.5 Indemnity Agreement, dated October 31, 1996, between the Company and Stephen K. Bannon. Incorporated by reference to Exhibit 10.5 to the Company's Current
                         Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               10.6 Indemnity Agreement, dated October 31, 1996, between the Company and Scot K. Vorse. Incorporated by reference to Exhibit 10.6 to the Company's Current
                         Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

               10.7 Indemnity Agreement, dated September 3, 1998, between the Company and Gary Stein. (Filed herewith).



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

               10.23     Restated and Amended Syndication Agreement dated as of
                         October 31, 1996, among Coutts & Co., Berliner Bank
                         A.G. London Branch, Overseas Filmgroup, Inc. and
                         Entertainment Media Acquisition Corporation.
                         Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.(*)

               10.24     Amendment dated as of April 14, 1998 to Restated and
                         Amended Syndication Agreement among Coults & Co.,
                         Berliner Bank A.G. London Branch and Overseas
                         Filmgroup, Inc.  Incorporated by reference to Exhibit
                         10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

               10.25 Loan Out Agreement dated as of March 11, 1996 between the Company and BLAH, Inc. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form
                         10-K for the year ended December 31, 1996.

               10.26 Restated Loan Out Agreement dated as of March 11, 1996 between the Company and BLAH, Inc. Incorporated by reference to Exhibit 10.26 to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1997.

               10.27     Amendment dated as of April 9, 1999 to Restated and
                         Amended Syndication Agreement among Coutts & Co.,
                         Berliner Bank A.G. London Branch and Overseas
                         Filmgroup, Inc.  (Filed herewith)

               10.28 Agreement dated as of September 12, 1996, between the Company and Racing Pictures s.r.l. Incorporated by reference to Exhibit 10.28 to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1996.

               10.29 Option Agreement dated as of September 13, 1996, between Robert B. Little and the Company. Incorporated by reference to Exhibit 10.29 to the company's Annual
                         Report on Form 10-K for the year ended December 31, 1996.

               10.30     Overseas' Filmgroup Lease Agreement dated April 21,
                         1987, as amended.  Incorporated by reference to Exhibit
                         10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

               10.31     Amendment, dated April 1, 1997 to Overseas Filmgroup
                         Lease Agreement.  Incorporated by reference to Exhibit
                         10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

               10.32 Loan Agreement dated as of February 15, 1998 between the Company and Ellen Dinerman Little and Robert B.
                         Little. Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

               10.33 Security Agreement dated as of April 14, 1998, between the Company, Ellen Dinerman Little, Robert B. Little,
                         Coutts & Co. and Berliner Bank A.G. London Branch.
                         Filed herewith.

               21        Subsidiaries of the Registrant.  Filed herewith.

               23        Consent of PricewaterhouseCoopers LLP.  Filed herewith.

               27.1 Financial Data Schedule 1998. Filed herewith (Filed electronically only)

_____________________________________
(*)  Confidential treatment has been granted for portions of such exhibit.

     (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

     (c)  See Item 14(a)3 above.

     (d)  Not applicable

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OVERSEAS FILMGROUP, INC.

                              By:  /s/ Ellen Dinerman Little
                                   -------------------------
                                   Ellen Dinerman Little,
                                   Co-Chairman of the Board of Directors,
                                   Co-Chief Executive Officer, and President

                                   Dated: April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE              TITLE                              DATE
            ---------              -----                              ----

     /s/ Ellen Dinerman Little                                      April 15, 1999
     -------------------------

     Ellen Dinerman Little         Co-Chairman of the Board
                                   of Directors, Co-Chief
                                   Executive Officer, and
                                   President (Co-Principal
                                   Executive Officer)


     /s/ Robert B. Little                                           April 15, 1999
     --------------------

     Robert B. Little              Co-Chairman of the Board of
                                   Directors and Co-Chief
                                   Executive Officer (Co-
                                   Principal Executive Officer)


     /s/ William F. Lischak                                         April 15, 1999
     ----------------------

     William F. Lischak            Chief Operating Officer,
                                   Chief Financial Officer,
                                   Secretary, and Director
                                   (Principal Financial and
                                   Accounting Officer)


     /s/ Stephen K. Bannon                                          April 15, 1999
     ---------------------

     Stephen K. Bannon             Director


     /s/ Alessandro Fracassi                                        April 15, 1999
     -----------------------

     Alessandro Fracassi           Director


     /s/ Gary M. Stein                                              April 15, 1999
     -----------------

     Gary M. Stein                 Director


     /s/ Scot K. Vorse                                              April 15, 1999
     -----------------

     Scot K. Vorse                 Director


                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Overseas Filmgroup, Inc.

In our opinion, the financial statements listed in the index on page 52 present fairly, in all material respects, the financial position of Overseas Filmgroup, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes 6 and 12 to the consolidated financial statements, the Company amended its Credit Facility on April 14, 1998 and April 9, 1999. Management's commitments to the lending banks with respect to the amended Credit Facility are also described in Note 6.



PRICEWATERHOUSECOOPERS LLP
Los Angeles,  California
April 15, 1999

                              OVERSEAS FILMGROUP, INC.
                            CONSOLIDATED BALANCE SHEETS



                                                     DECEMBER 31,        DECEMBER 31,
                                                         1998               1997
                                                     ------------        ------------
                                   ASSETS:
Cash and cash equivalents                             $   537,652         $ 1,179,133
Restricted cash                                           159,614             172,498
Accounts receivable, net                               19,724,817          14,416,540
Related party receivable                                  149,000             281,000
Film costs, net of accumulated amortization            29,003,201          29,740,567
Fixed assets, net of accumulated depreciation             293,858             408,685
Other assets                                              340,546             361,897
                                                      -----------         -----------

     Total assets                                     $50,208,688         $46,560,320
                                                      -----------         -----------
                                                      -----------         -----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                 $ 1,271,818         $ 1,506,760
Payable to related parties                                924,921             290,577
Accrued interest payable                                  470,386             142,239
Payable to producers                                    9,180,186           4,453,021
Notes payable to related parties                        2,262,498           2,161,977
Notes payable                                          22,013,281          23,142,184
Deferred income taxes                                   2,332,764           2,502,200
Deferred revenue                                          132,250             800,250
                                                      -----------         -----------

     Total liabilities                                 38,588,104          34,999,208
                                                      -----------         -----------

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
  authorized, 0 shares outstanding                             --                  --
Common stock, $.001 par value, 25,000,000
  shares authorized; 5,777,778 shares issued;
  5,732,778 shares outstanding                              5,778               5,778
Additional paid-in capital                             10,652,731          10,652,731
Retained earnings                                       1,048,809             989,337
Treasury stock at cost, 45,000 shares                     (86,734)            (86,734)
                                                      -----------         -----------
     Total shareholders' equity                        11,620,584          11,561,112
                                                      -----------         -----------

Total liabilities and shareholders' equity            $50,208,688         $46,560,320
                                                      -----------         -----------
                                                      -----------         -----------


The accompanying notes are an integral part of these statements.

                              OVERSEAS FILMGROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Year Ended December 31,
                                                                      -----------------------

                                                       1998                      1997                           1996
                                                       ----                      ----                           ----
Revenues                                          $ 25,585,476               $ 22,494,256                  $ 28,677,571

Expenses:
  Film costs                                        21,014,728                 19,152,847                    23,058,000
  Selling, general and
    administrative                                   2,960,383                  3,509,122                     3,595,660
                                                  ------------               ------------                  ------------
          Total expenses                            23,975,111                 22,661,969                    26,653,660
                                                  ------------               ------------                  ------------
Income/(loss) from operations                        1,610,365                   (167,713)                    2,023,911
                                                  ------------               ------------                  ------------

Other income/(expense):
  Interest income                                       27,410                      4,923                        32,831
  Interest expense                                  (1,644,153)                  (853,666)                     (569,183)
  Other income                                         118,850                    179,179                       177,710
                                                  ------------               ------------                  ------------
          Total other expense                       (1,497,893)                  (669,564)                     (358,642)
                                                  ------------               ------------                  ------------
Income (loss) before income taxes                      112,472                   (837,277)                    1,665,269
Income tax provision/(benefit)                          53,000                   (293,357)                    3,131,367
                                                  ------------               ------------                  ------------
Net income/(loss)                                 $     59,472               $   (543,920)                 $ (1,466,098)
                                                  ------------               ------------                  ------------
                                                  ------------               ------------                  ------------

Basic and diluted net income/(loss) per share     $       0.01               $      (0.09)                 $      (0.41)
                                                  ------------               ------------                  ------------
                                                  ------------               ------------                  ------------

Weighted average number of
  common shares outstanding                          5,732,778                  5,747,778                     3,611,111
                                                  ------------               ------------                  ------------
                                                  ------------               ------------                  ------------

     The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                         -----------------------

                                                                                   1998               1997              1996
                                                                                   ----               ----              ----
Cash flows from operating activities:
  Net income/(loss)                                                             $    59,472        $  (543,920)     $ (1,466,098)

Adjustments to reconcile net income/(loss) income to net
  cash provided by operating activities -
  Amortization of film costs                                                     21,014,728         18,696,333        22,586,373
  Depreciation of fixed assets                                                      149,645            160,099           155,415
Change in assets and liabilities -
  Increase in accounts receivable                                                (5,308,277)        (3,668,301)       (2,536,687)
  Decrease (increase) in related party receivables                                  132,000            132,000          (413,000)
  Decrease in other receivables                                                           -                  -           314,000
  Decrease (increase) in other assets                                                21,351            (14,628)         (198,015)
  Increase (decrease) in accounts payable
    and accrued expenses                                                            727,549           (683,508)        1,826,176
  Increase (decrease) in payable to producers                                     4,727,165            740,210        (3,263,809)
 (Decrease) increase in deferred income taxes                                      (169,436)          (527,800)        2,900,000
 (Decrease) increase in deferred revenue                                           (668,000)           227,250        (1,628,000)
                                                                                -----------       ------------      ------------

     Net cash provided by operating activities                                   20,686,197         14,517,735        18,276,355
                                                                                -----------       ------------      ------------


Cash flows from investing activities:
  Additions to film costs                                                       (20,277,362)       (20,078,577)      (33,595,627)
  Purchases of fixed assets                                                         (34,818)           (11,657)         (328,221)
                                                                                -----------       ------------      ------------

     Net cash used in investing activities                                      (20,312,180)       (20,090,234)      (33,923,848)
                                                                                -----------       ------------      ------------


Cash flows from financing activities:
  Net (paydown) borrowings under credit facilities                                (3,128,903)        6,535,047         9,185,244
  Note payable borrowings                                                          2,000,000                 -                 -
  Paydown on Notes payable to related party                                          (99,479)         (123,909)          (43,073)
  Issuance of note payable to related party                                          200,000           200,000                 -
Merger cash, net of acquisition costs                                                      -                 -         8,791,440
Purchase of treasury stock                                                                 -           (86,734)                -
Distributions to shareholders                                                              -                 -        (4,452,991)
                                                                                 -----------       -----------       -----------

     Net cash (used in) provided by financing activities                          (1,028,382)        6,524,404        13,480,620
                                                                                 -----------       -----------       -----------


Net (decrease) increase in cash, cash equivalents and restricted cash               (654,365)          951,905       (2,166,873)
Cash, cash equivalents and restricted cash at beginning of period                  1,351,631           399,726         2,566,599
                                                                                 -----------       -----------       -----------
Cash, cash equivalents and restricted cash at end of period                      $   697,266       $ 1,351,631       $   399,726
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:

     Interest                                                                    $ 1,763,441       $ 2,185,532       $ 1,321,178
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------
     Income taxes                                                                $    12,382       $     4,800       $    55,608
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------
     Foreign withholding taxes                                                   $   117,348       $   231,243       $   231,367
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------

The accompanying notes are an integral part of these statements.

                                             OVERSEAS FILMGROUP, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                  Common Stock             Additional
                                                  ------------               Paid-In       Retained      Treasury
                                               Shares         Amount         Capital       Earnings       Stock        Total
                                               ------         ------        -----------    --------      --------      -----
Balance at December 31, 1995                3,177,778       $ 3,178       $   167,322    $11,277,874          --    $11,448,374
Pre-Merger distributions to
  shareholders                                    --             --             --        (4,452,991)         --     (4,452,991)
Reclassification of earnings due to
  termination of S corporation status             --             --         3,825,528     (3,825,528)         --             --
Merger transaction                         2,600,000          2,600         7,703,682             --          --      7,706,282
Merger costs charged to capital                   --             --        (1,043,801)            --          --     (1,043,801)
Net loss                                          --             --                --     (1,466,098)         --     (1,466,098)
                                           ---------         ------       -----------     -----------    -------     -----------

Balance at December 31, 1996               5,777,778          5,778        10,652,731      1,533,257         --      12,191,766
Purchase of treasury stock                   (45,000)            --                --           --       (86,734)       (86,734)
Net loss                                          --             --                --       (543,920)        --        (543,920)
                                           ---------         ------       -----------     -----------    -------     -----------
Balance at December 31, 1997               5,732,778          5,778        10,652,731        989,337     (86,734)     11,561,112
Net income                                                                                    59,472                      59,472
                                           ---------         ------       -----------     -----------    -------     -----------
Balance at December 31, 1998               5,732,778        $ 5,778      $ 10,652,731    $ 1,048,809    $(86,734)    $11,620,584
                                           ---------         ------       -----------     -----------    -------     -----------
                                           ---------         ------       -----------     -----------    -------     -----------




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

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $750,000, $750,000 and $1,000,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During the year ended December 31, 1997, the Company reduced its allowance for doubtful accounts by $250,000. Of this amount, $62,500 was recorded as a credit to bad debt expense and $187,500 was recorded as an increase in the payable to producers. These amounts represent the respective shares of the Company and of producers of the increase in anticipated collections of accounts receivable.

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

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financal statement carrying amounts and tax basis of assets and liabilities. Effective January 1, 1989 (and terminating October 31, 1996 as described below) the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, subject to the Tax Reimbursement Agreement, all federal income tax liability was the responsibility of the shareholders. The Company remained subject to income tax in the state of California, the principal state of operation for the Company. As a result of the merger described in Note 3, the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for federal and state income taxes from that date forward (Note 7).


NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation of diluted earnings per share when dilutive. Options and warrants representing common shares of 7,422,500, 7,402,500 and 7,382,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1998, 1997, and 1996 respectively, because they were anti-dilutive. The Company has restated prior periods presented to conform to SFAS No. 128.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the intrinsic value method prescribed by APB Opinion No. 25. See Note 8 for supplemental disclosure.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk with respect to accounts receivable is limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company's customers are located in several geographic regions throughout the world (See Note 11). The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 1998 no single customer represents 10% or more of the Company's accounts receivable.

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

NOTE 3 - MERGERS AND ACQUISITIONS:

On October 31, 1996 Entertainment/Media Acquisition Corporation ("EMAC"), a public company formed for the sole purpose of acquiring an operating company in the entertainment and media industry, acquired all of the outstanding common stock of Overseas (the "Overseas Shares"). The shareholders of the Overseas Shares received 3,177,778 shares of EMAC Common Stock, $1,500,000 in cash and a $2,000,000 5-year secured promissory note which is payable monthly, subject to the deferment described in Note 6, and bears interest at the rate of 9% per year. EMAC also agreed to indemnify the shareholders of the Overseas Shares from any potential losses with respect to additional taxes (including interest and penalties) resulting from the Company's operations during periods in which it was an S corporation, up to a specified limit. The Company has estimated a liability of $200,000 with respect to this indemnity obligation, which is included in payable to related parties as of December 31, 1998. The issuance of the $2,000,000 secured promissory note was a non-cash item and therefore was not reflected in the Consolidated Statement of Cash Flows.

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

NOTE 4 - FILM COSTS:

Film costs consist of the following:



                                                            December 31,
                                                            ------------
                                                        1998            1997
                                                      --------        --------
Films in release                                    $ 178,195,727   $ 164,517,404
Less: accumulated amortization                       (152,026,004)   (137,735,722)
                                                    -------------   -------------
                                                       26,169,723      26,781,682
Films not yet available for release                     2,833,478       2,958,885
                                                    -------------   -------------
                                                    $  29,003,201   $  29,740,567
                                                    -------------   -------------
                                                    -------------   -------------


Interest costs capitalized to films were $649,005, $1,211,831 and $767,067 during the years ended December 31, 1998, 1997 and 1996, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 1998, approximately 65% of unamortized film costs applicable to films in release are expected to be amortized during the next three years.

NOTE 5 - FIXED ASSETS:

Fixed assets consist of the following:

                                                         December 31,
                                                        ------------
                                                    1998             1997
                                                  -------          -------
Furniture and fixtures                           $255,497          $255,497
Office equipment                                  201,417           201,417
Computer equipment                                678,577           643,760
Leasehold improvements                            176,337           176,337
Automobiles                                        14,970            14,970
                                               -----------        ----------
                                                1,326,798         1,291,981
Less accumulated depreciation                  (1,032,940)         (883,296)
                                               -----------        ----------
Net fixed assets                                 $293,858          $408,685
                                               -----------        ----------
                                               -----------        ----------


NOTE 6 - NOTES PAYABLE:

The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit, however, it was amended and extended, (as provided below) on April 14, 1998 (the "1998 Amendment") and subsequently on April 9, 1999 (the "1999 Amendment") (collectively the "Facility Amendment"). Under the 1999 Amendment, the Operating Facility and all but two of the individual Film Facilities have been extended until April 9, 2000 (the remaining two film facilities will mature in 1999, one film facility with a balance owing of $34,038 will mature on May 31, 1999 and one film facility with a balance owing of $324,542 will mature on October 31, 1999). No additional funds will be available under the Operating Facility or the Film Facilities. The Company maintains a $1,000,000 working capital credit line ("Local Line") with another bank, which is guaranteed by a letter of credit issued under the Guarantee Facility.

Outstanding balances are summarized as follows:


                                                 December 31,

                                          1998                  1997
Credit Facility:
  Film Facilities                      $11,778,940           $16,233,844
  Operating Facility                     7,234,341             5,908,340
  Local Facility                               -                     -

  Local Line                             1,000,000             1,000,000
  Subordinated Note Payable              2,000,000                   -
                                       -----------           -----------
                                       $22,013,281           $23,142,184
                                       -----------           -----------
                                       -----------           -----------


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

Outstanding amounts payable under the Operating Facility are due on April 9, 2000 subject to the review of the two-bank syndicate with a view to determining whether the Credit Facility will be available after that date.

Interest on the Credit Facility is payable monthly at the London Interbank Offering Rate ("LIBOR") plus 3% (5.44%, 5.07%, and 5.07% for one, three and six month LIBOR, respectively at December 31, 1998). The interest rate is set at the commencement of each drawdown and is revised each one, three or six months as requested by the Company at the date of the drawdown. Interest on the Local Line is payable monthly at the bank's prime rate less 1.25% (prime rate was 7.75% at December 31, 1998). The Credit Facility also requires the Company to pay closing fees on each Film Facility drawdown, a commitment fee for unused portions of the Operating Facility, a fee measured by a portion of the Company's distribution fee earned on financed films, and an annual management fee. Additionally, the 1999 amendment also provides for a monthly fee.

The Credit Facility is collateralized by a security interest in substantially all of the Company's assets and contains various covenants including, among other provisions, restrictions on the payment of dividends and the maintenance of a minimum consolidated net worth and certain financial ratios. For the year ended December 31, 1998 the Company was in violation of certain of these covenants, however the Banks granted a waiver of these violations and amended the net worth covenant for a period of one year. The 1999 Amendment and the 1998 Amendment to the Credit Facility include certain additional covenants including certain reporting requirements and written approval by the Banks for any new acquisitions and planned distribution expenses prior to the Company's commitment.

In order to effectuate the Facility Amendment, the Company's Co-Chairmen and Co-Chief Executive Officers (and majority owners of the Company) were required to provide a joint and several personal guarantee, in the amount of $618,000 for the benefit of the Banks. The guarantee shall automatically be released and extinguished when amounts outstanding under the Operating Facility are reduced, permanently, to $6,000,000. Additionally, pursuant to the 1998 Amendment the Company's Co-Chairmen and Co-Chief Executive Officers agreed to defer receipt of payment pursuant to the Merger Note (see Note 3) until amounts outstanding under the Operating Facility are reduced, permanently, to $5,000,000, however, in no case will such deferment expire prior to May 1999. Interest on the Merger Note will continue to accrue during the deferment period.

Pursuant to the 1999 Amendment, the Company's Co-Chairmen and Co-Chief Executive Officers agreed to defer receipt of their weekly salaries as set forth in their Employment Agreements and instead be paid an amount equal to the deferred salary toward reduction of: i) cash value of certain life insurance policies the ownership of which was transferred to the Company; and
ii) amounts owed under the Merger Note until such time as the Merger Note has been fully repaid. All amounts payable to the Co-Executive Officers in the form of salary will be accrued and become payable when the balance of the Operating Facility has been permanently reduced to $5,000,000.

In addition to amounts outstanding under the Company's Credit Facility, the Company has borrowed $2,000,000 from another lender, the proceeds of such loan being used to acquire rights to a particular film. The Subordinated Note Payable bears interest at the Prime Rate 7.75%, plus 1.5% at December 31, 1998 and is collateralized by amounts due under distribution agreements from the specific film. The Note Payable matures on May 29, 1999.

The carrying value of the Company's notes payable approximates their fair value due to the fact that the interest rate is reset periodically and the lack of a specified maturity.

The following table sets forth the maturities of debt for the next five years:


                                   Notes
        Year                      Payable
       ------                     -------
        1999                    $ 2,358,580
        2000                     19,654,701
        2001                          -
        2002                          -
        2003                          -
                                -----------
                                 22,013,281
                                -----------
                                -----------


The Company's ability to maintain availability under its Operating Facility and Local Facility, to pay down the Film Facilities prior to maturity and to generate sufficient cash flow to fund operations is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing.

NOTE 7 - INCOME TAXES:

As discussed in Note 2, on October 31, 1996 the Company changed its tax reporting status from S corporation to C corporation for federal income tax purposes as a result of the merger with EMAC. As a result, the Company recorded a non-recurring net charge to earnings of $2,600,000 in the fourth quarter of fiscal 1996 for additional federal income tax expense related to the net charge required to adjust the deferred tax assets and liabilities to their appropriate value utilizing C corporation income tax rates. The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes and the benefits associated with tax loss and foreign withholding tax credit carryforwards. The foreign withholding taxes are substantially recouped from the producers' share of revenue.

The historical provision for income taxes consists of the following:



                                                            Years ended December 31,
                                                            ------------------------
                                                  1998                1997              1996
                                                  ----                ----              ----
Current
  State                                         $53,000              $3,200          $      -
  Foreign withholding                           117,348             231,243             231,367
                                                 -------           --------           ---------
                                                170,348             234,443             231,367
                                                 -------           --------           ---------
Deferred
  State                                         (49,000)            (22,000)            110,000
  Federal                                       (68,348)           (505,800)            190,000
  Deferred tax provision resulting from the
  termination of S corporation status                                   -             2,600,000
                                                 -------           --------           ---------
                                               (117,348)           (527,800)          2,900,000
                                                 -------           --------           ---------
                                                $53,000           $(293,357)         $3,131,367
                                                 -------           --------           ---------
                                                 -------           --------           ---------


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:



                                                                   1998               1997                1996
                                                                   ----               ----                ----
Federal statutory rate                                              34%               (34%)                34%

State taxes, net of federal benefit and
  income not subject to tax                                          3%                (3%)                 2%
Non-deductible portion of officers' life insurance                   8%                 2%                  1%
Foreign taxes, net of federal benefit                               --                 --                  12%
Deferred tax provision resulting from the
  termination of S Corporation status                               --                 --                 156%
Income not subject to federal tax                                   --                 --                 (21%)
Other                                                                2%                --                   4%
                                                                   ---                ---                 ---
                                                                    47%               (35%)               188%
                                                                   ---                 ---                ---
                                                                   ---                 ---                ---




For federal income tax purposes, the Company has available foreign tax credits of approximately $65,000 which expire between 2001 and 2003.

NOTE 8 - SHAREHOLDERS' EQUITY:

The Company is authorized to issue 2,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined by the Board of Directors.

On October 31, 1996 the Company created a stock option plan under which incentive and non-qualified stock options and stock appreciation rights may be granted to certain employees and directors to purchase up to a maximum of 550,000 shares of common stock. The grant of options and option price shall be determined by the Company's Board of Directors or applicable committee thereof in accordance with the plan. In the case of an incentive stock option the option price shall not be less than 100% of the fair market value of the common stock on the date the incentive stock option is granted. Each option may be granted subject to various terms and conditions established on the date of grant, including exercise and expiration, provided however that all options will expire no later than 10 years from their date of grant. The plan calls for annual grants to non-employee directors of 5,000 shares at an exercise price equal to the fair market value of the common stock on the date of grant, which is the date of the Annual Stockholders meeting. These options are exercisable one year after the date of grant and expire on the earlier of ten years from the date of grant or three years from the date on which the director ceases to be a director of the Company. On September 25, 1997 and October 31, 1996, 5,000 non-qualified stock options were granted to each of four non-employee directors which have an exercise price of $2.38 and $5.25, respectively. On October 14, 1998, 5,000 non-qualified stock options were granted to each of three non-employee directors with an exercise price of $1.875. A separate grant of 5,000 non-qualified stock options was made to a new non-employee director on September 3, 1998. These options are exercisable at $2.16 per share and are similar in terms to the non-employee director options described above.

During 1996, the Company granted options to purchase 1,075,000 shares of common stock at $5.00 per share ("$5.00 Options") and 1,125,000 shares of common stock at $8.50 per share, ("$8.50 Options") to the majority owners of the Overseas Shares, all of which expire on October 31, 2003. The $5.00 Options vest 200,000 on October 31,1996 and 175,000 on each anniversary date thereafter through 2001. The $8.50 Options vest in equal increments of 225,000 beginning on October 31, 1997 and each anniversary date thereafter through 2001. All of the $5.00 Options and the $8.50 Options remain outstanding as of December 31, 1998.

As discussed in Note 2 the Company uses the intrinsic value method prescribed by APB 25 to account for compensation expense for its stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been determined based on the fair value at the grant date for options under those plans as consistent with SFAS 123, the Company would have had a pro forma net loss of $275,681 and net loss per share of $0.05 for the year ended December 31, 1998 and the net loss and net loss per share would have been increased to $1,091,399 and $0.19, respectively for the year ended December 31, 1997 and $1,769,286 and $0.49, respectively for the year ended December 31, 1996. For purposes of pro forma disclosures, the estimated value of the options is amortized over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk free interest rate:  6.03%
     Expected life:  4 years
     Volatility:  57%

These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net income/(loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years.

Warrants to purchase 4,500,000 shares of Common Stock are outstanding at December 31, 1998. These warrants have an exercise price of $5.00 per share and expire on February 16, 2002. The warrants are callable by the Company at $.01 per warrant if certain market price and other criteria are met. Options to purchase 200,000 Overseas (formerly EMAC) Units (each unit consists of 1 share of common stock and 2 warrants, described above) at an exercise price of $9.90 per unit are outstanding at December 31, 1998. The warrants attached to these units are identical to the warrants described above except that they are excisable at $5.85 per share and expire on February 16, 2000. These options and warrants were issued in connection with the initial capitalization of EMAC.

Overseas also issued a warrant to purchase 62,500 shares of common stock to its financial advisor in the merger described in Note 3. The warrant has an exercise price of $5.00 per share, expires on October 30, 2003 and remains outstanding as of December 31, 1998.

During 1997, the Company adopted a share repurchase program pursuant to which the repurchase of up to 75,000 shares, at management's discretion, was authorized through July 31, 1997. During the year ended December 31, 1997, the Company repurchased 45,000 shares of its outstanding common stock pursuant to this program for $86,734.

NOTE 9 - RELATED PARTY TRANSACTIONS:

In December 1997 and January 1998, the majority shareholders and Co-Chief Executive Officers and Co-Chairmen made loans to the Company of an aggregate of $400,000 to provide funds for a portion of the print and advertising costs associated with a feature film which was released by First Look Pictures in February 1998. The loans are secured by an assignment of domestic revenues from the film, bear interest at the rate of 9% per annum. These loans are anticipated to be repaid after repayment of a Film Facility related to the acquisition of domestic rights for both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Lenders with respect to DIFFERENT FOR GIRLS, or at such time as the Company's primary lenders allow repayment from other sources.

Payable to related parties consists of the tax indemnity obligation (see Note
3), accrued interest on the notes payable to related parties (see Note 3 and above), accrued compensation and accrued employee related expense reimbursements due to the Company's Co-Chief Executive Officers and Co-Chairmen.

The Company has a receivable of $149,000 from a subdistributor which is owned by a member of the Company's Board of Directors. Pursuant to an executed agreement this amount is required to be paid on April 1, 2000 and does not bear interest. The Company will be entitled to retain $17,800 of this receivable upon collection with the balance payable to producers. The Company recognized approximately $18,800 in revenue on films licensed to the Company by this subdistributor (as rights owner) during 1998.

During 1998 the Company paid $24,657 (including $6,400 which was payable at December 31, 1997) to a corporation owned by a member of the Company's management and his spouse for production executive services of such spouse.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal amount of $130,624, maturing on September 11, 2000.

The Company leases office space and office equipment under various leases which expire between 2000 and 2002. Total rental expense under these leases for the years ended December 31, 1998, 1997 and 1996 amounted to $277,495, $268,259 and $293,279 respectively. Minimum annual rental payments under noncancelable leases are as follows:


     1999               $ 262,776
     2000                 251,789
     2001                 247,074
     2002                 185,704


NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign export revenues are summarized as follows:

                                         Years Ended December 31,
                                         ------------------------
                                    1998            1997              1996
                             -----------      -----------      -----------
Western Europe                $9,723,275     $10,408,980        $9,581,698
Asia                           1,298,104       1,447,790         4,936,735
Latin America                  1,315,930       1,687,295         1,839,129
Eastern Europe                   672,667         539,065           708,600
Other                          4,124,654       3,150,462         2,850,896
                             -----------      -----------      -----------
                             $17,134,630     $17,233,592       $19,917,058
                             -----------      -----------      -----------
                             -----------      -----------      -----------


Customers representing 10% or more of the Company's revenue accounted for $5,000,000 (one customer) for the year ended December 31, 1998 and $9,498,000 (three customers including $3,068,000 from one customer; $3,490,000 from a second customer; and $2,940,000 from a third customer) for the year ended December 31, 1996. No customer accounted for more than 10% of the Company's revenue during the year ended December 31, 1997.

NOTE 12 - SUBSEQUENT EVENT:

As more fully described in Note 6, the Company amended the terms of its Credit Facility on April 9, 1999.