Form 10-Q
period 1999-03-31
OVERSEAS FILMGROUP INC
filed 1999-05-20
CIK 917079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


         The number of shares of Common Stock outstanding as of May 14, 1999 was 5,732,778.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX

-------------------------------------------------------------------------------




                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets --
         March 31, 1999 (unaudited) and December 31, 1998                    3

         Consolidated Statements of  Income (unaudited)
         for the three months ended March 31, 1999 and March 31, 1998        4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1999 and March 31, 1998        5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   16

           Signature                                                        17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,            DECEMBER 31,
                                                                              1999                   1998
                                                                        ----------------       ---------------
                                                                           (UNAUDITED)
                                     ASSETS:
CASH AND CASH EQUIVALENTS                                                $     552,730         $      537,652
RESTRICTED CASH                                                                  2,385                159,614
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $750,000                                                      21,109,925             19,724,817
RELATED PARTY RECEIVABLE                                                       149,000                149,000
FILM COSTS, NET OF ACCUMULATED AMORTIZATION                                 29,282,310             29,003,201
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                                  262,208                293,858
OTHER ASSETS                                                                   407,337                340,546

                                                                       ----------------      -----------------
                     TOTAL ASSETS                                        $  51,765,895         $   50,208,688
                                                                       ================      =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    $     919,301         $    1,271,818
PAYABLE TO RELATED PARTIES                                                   1,096,727                924,921
ACCRUED INTEREST PAYABLE                                                        37,500                470,386
PAYABLE TO PRODUCERS                                                        10,562,607              9,180,186
NOTE PAYABLE TO SHAREHOLDERS                                                 2,199,998              2,262,498
NOTES PAYABLE                                                               21,685,522             22,013,281
DEFERRED INCOME TAXES                                                        2,310,561              2,332,764
DEFERRED REVENUE                                                             1,232,750                132,250
                                                                       ----------------      -----------------
                     TOTAL LIABILITIES                                      40,044,966             38,588,104
                                                                       ----------------      -----------------

SHAREHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE, 2,000,000 SHARES
  AUTHORIZED, 0 SHARES OUTSTANDING
COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARES AUTHORIZED;
  5,777,778 SHARES ISSUED; 5,732,778 SHARES OUTSTANDING                          5,778                  5,778
ADDITIONAL PAID IN CAPITAL                                                  10,652,731             10,652,731
RETAINED EARNINGS                                                            1,149,154              1,048,809
TREASURY STOCK AT COST, 45,000 SHARES                                         (86,734)               (86,734)
                                                                       ----------------      -----------------
                     TOTAL SHAREHOLDERS' EQUITY                             11,720,929             11,620,584
                                                                       ----------------      -----------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  51,765,895         $   50,208,688
                                                                       ================      =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            OVERSEAS FILMGROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              1999               1998
                                                                              -----              ----

REVENUES                                                                   $  6,690,364      $  7,032,185

EXPENSES:
  FILM COSTS                                                                  5,338,736         5,646,132
  SELLING, GENERAL AND ADMINISTRATIVE                                           745,574           795,066
                                                                          --------------    --------------
       TOTAL EXPENSES                                                         6,084,310         6,441,198
                                                                          --------------    --------------
INCOME FROM OPERATIONS                                                          606,054           590,987

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                                                   289             1,292
  INTEREST EXPENSE                                                            (472,477)         (301,234)
  OTHER INCOME                                                                   25,480            43,279
                                                                          --------------    --------------
       TOTAL OTHER EXPENSE                                                    (446,708)          (256,663)
                                                                          --------------    --------------
INCOME BEFORE INCOME TAXES                                                      159,346           334,324
INCOME TAX PROVISION                                                             59,000           126,139
                                                                          --------------    --------------
NET INCOME                                                                 $    100,346      $    208,185
                                                                          ==============    ==============

BASIC AND DILUTED EARNINGS PER SHARE                                       $        .02      $       0.04
                                                                          ==============     =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                          5,732,778         5,732,778
                                                                          ==============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             OVERSEAS FILMGROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         1999                1998
                                                                         -----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $     100,346      $    208,185
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES -
  AMORTIZATION OF FILM COSTS                                             5,223,588         5,584,637
  DEPRECIATION OF FIXED ASSETS                                              33,074            36,540
CHANGE IN ASSETS AND LIABILITIES -
  INCREASE IN ACCOUNTS RECEIVABLE                                       (1,385,108)       (3,699,798)
  INCREASE IN OTHER ASSETS                                                 (66,792)          (21,790)
  (DECREASE)/INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES            (613,597)          224,017
  INCREASE IN PAYABLE TO PRODUCERS                                       1,382,421         2,369,895
  (DECREASE) INCREASE IN DEFERRED INCOME TAXES                             (22,203)           91,000
  INCREASE IN DEFERRED REVENUE                                           1,100,500             7,500
                                                                     --------------     -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,752,229         4,800,186
                                                                     --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO FILM COSTS                                                 (5,502,697)       (4,848,886)
PURCHASE OF FIXED ASSETS                                                    (1,425)                0
                                                                     --------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                             (5,504,122)       (4,848,886)
                                                                     --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
NET REPAYMENT UNDER CREDIT FACILITY                                       (327,758)       (1,396,993)
(REPAYMENT) ISSUANCE OF NOTE PAYABLE TO RELATED PARTY                      (62,500)          203,269
                                                                      -------------      ------------
      NET CASH USED IN FINANCING ACTIVITIES                               (390,258)       (1,193,724)
                                                                      -------------     -------------

NET DECREASE IN CASH                                                      (142,151)       (1,242,424)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
AT BEGINNING OF PERIOD                                                     697,266         1,351,631
                                                                      ------------     -------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
AT END OF PERIOD                                                      $    555,115      $    109,207
                                                                      ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTER FOR:
  INTEREST                                                            $    893,682      $    541,879
                                                                      ============     =============
  INCOME TAXES                                                        $          0      $          0
                                                                      ============     =============
  FOREIGN WITHHOLDING TAXES                                           $     82,203      $     35,139
                                                                      ============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


  I. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Consolidated Financial Statements").

 II. Film costs consist of the following:

                                                               March 31, 1999    December 31, 1998
                                                               --------------    -----------------
 Films in release                                                181,054,740     178,195,727
 Less:  Accumulated Amortization                                (155,344,471)   (152,026,004)
                                                                 -----------     -----------
         Subtotal                                                 25,710,269      26,169,723
 Films not yet available for release                               3,572,041       2,833,478
                                                                 -----------     -----------
                                                                  29,282,310      29,003,201
                                                                 ===========     ===========

III. The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit, however, it was amended and extended on April 14, 1998 (the "1998 Amendment") and subsequently on April 9, 1999 (the "1999 Amendment") (collectively the "Facility Amendment"). Under the 1999 Amendment, the Operating Facility portion of the Credit Facility and all but two of the individual Film Facilities under the Credit Facility have been extended until April 9, 2000 (the remaining two film facilities will mature in 1999, one film facility with a balance owing of $28,970 will mature on May 31, 1999 and one film facility with a balance owing of $242,829 will mature on October 31, 1999). No additional funds will be available under the Operating Facility or the Film Facilities. The Company maintains a $1,000,000 working capital credit line ("Local Line") with another bank, which is guaranteed by a letter of credit issued under the Guarantee Facility portion of the Credit Facility. In addition to the amounts outstanding under the Company's Credit Facility, the Company has borrowed $2,000,000 from another lender, the proceeds of such loan being used to acquire rights to a particular film. The note payable bears interest at the Prime Rate of 6.5% plus 1.5% at March 31, 1999 and is collateralized by amounts due under distribution agreements from the specific film. The note payable matures on May 29, 1999.

     The Company's ability to pay down the Credit Facility prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collections on anticipated sales of the Company's current library and films which the Company plans to release or make available to subdistributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's Local Line will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time.
     In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities or seek alternate sources of financing. The Company is actively seeking alternate sources of financing.

IV. The Company has guaranteed payment by an independent motion picture production company of a promissory note in the aggregate principal amount of $111,961, maturing on September 11, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS," INCLUDING THOSE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE,"
"ESTIMATE," "INTEND" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER
VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT
ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE HIGHLY SPECULATIVE AND INHERENTLY RISKY AND COMPETITIVE NATURE OF THE MOTION PICTURE INDUSTRY. THERE CAN BE NO ASSURANCE OF THE ECONOMIC SUCCESS OF ANY MOTION PICTURE SINCE THE REVENUES DERIVED FROM THE PRODUCTION AND DISTRIBUTION OF A MOTION PICTURE (WHICH DO NOT NECESSARILY BEAR A DIRECT CORRELATION TO THE PRODUCTION OR DISTRIBUTION COSTS INCURRED) DEPEND PRIMARILY UPON ITS ACCEPTANCE BY THE PUBLIC, WHICH CANNOT BE PREDICTED. THE COMMERCIAL SUCCESS
OF A MOTION PICTURE ALSO DEPENDS UPON THE QUALITY AND ACCEPTANCE OF OTHER COMPETING FILMS RELEASED INTO THE MARKETPLACE AT OR NEAR THE SAME TIME, THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT AND LEISURE TIME ACTIVITIES, GENERAL ECONOMIC CONDITIONS AND OTHER TANGIBLE AND INTANGIBLE FACTORS, ALL OF WHICH CAN CHANGE AND CANNOT BE PREDICTED WITH CERTAINTY. THEREFORE, THERE IS A SUBSTANTIAL RISK THAT SOME OR ALL OF THE MOTION
PICTURES RELEASED, DISTRIBUTED, FINANCED OR PRODUCED BY THE REGISTRANT WILL NOT BE COMMERCIALLY SUCCESSFUL, RESULTING IN COSTS NOT BEING RECOUPED OR ANTICIPATED PROFITS NOT BEING REALIZED. THE REGISTRANT'S RESULTS OF
OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1999). DUE TO QUARTERLY FLUCTUATIONS IN THE NUMBER OF MOTION PICTURES IN WHICH THE REGISTRANT CONTROLS THE DISTRIBUTION RIGHTS AND WHICH BECOME AVAILABLE FOR DISTRIBUTION (AND THUS, FOR WHICH REVENUE CAN
FIRST BE RECOGNIZED) AND THE NUMBER OF MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, AS WELL AS THE UNPREDICTABLE NATURE OF AUDIENCE AND
SUBDISTRIBUTOR RESPONSE TO MOTION PICTURES DISTRIBUTED BY THE REGISTRANT, THE REGISTRANT'S REVENUES, EXPENSES AND EARNINGS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER AND FROM YEAR TO YEAR. IN ADDITION, FOR SEVERAL REASONS, INCLUDING (i) THE LIKELIHOOD OF CONTINUED INDUSTRY-WIDE INCREASES IN ACQUISITION, PRODUCTION AND MARKETING COSTS AND (ii) THE REGISTRANT'S INTENT, BASED UPON ITS ONGOING STRATEGY, TO ACQUIRE RIGHTS TO OR PRODUCE FILMS WHICH HAVE GREATER PRODUCTION VALUES (OFTEN AS A RESULT OF LARGER BUDGETS), THE REGISTRANT'S COSTS AND EXPENSES, AND THUS THE CAPITAL REQUIRED BY THE REGISTRANT IN ITS OPERATIONS AND THE ASSOCIATED RISKS FACED BY THE REGISTRANT MAY INCREASE IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1998. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Revenues decreased by $341,821 (4.9%) to $6,690,364 for the three months ended March 31, 1999 from $7,032,185 for the three months ended March 31, 1998. The decrease was primarily due to the decreased licensing of library titles ($1,185,515 for the quarter ended March 31, 1999 compared to $2,347,500 for the quarter ended March 31, 1998) and also due to the Company, through First Look, not having released any films during the quarter ended March 31, 1999 (compared to revenue of $590,432 resulting from the release of one film in the quarter ended March 31, 1998 by First Look). The decrease was partially offset by an increase in revenues from the licensing of newer films ($4,347,228 for the quarter ended March 31, 1999 compared to $3,563,222 for the quarter ended March 31, 1998).

         Film costs as a percentage of revenues was comparable to the prior year period, being 79.8% for the quarter ended March 31, 1999, compared to 80.3% for the quarter ended March 31, 1998. Gross margins vary from film to film based upon many factors including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (for example, as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects (which under the individual film forecast method impacts the rate of amortization).

         Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $49,492 (6.2%) to $745,574 for the quarter ended March 31, 1999 from $795,066 for the quarter ended March 31, 1998. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The decrease in selling, general and administrative expenses, net of amounts capitalized to film costs, in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 was primarily due to decreased compensation costs (which decreased approximately $114,267), decreased corporate expenses related to the company's being a public corporation (which decreased approximately $46,893), decreased insurance costs (which decreased approximately $16,645) and decreased research expenses (which decreased approximately $10,095). Such decreases in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 were partially offset by increased bad debt expense (which increased approximately $92,096) and increases in contract labor (which increased approximately $51,110).

         Other expense increased 74.0% to $446,708 for the quarter ended March 31, 1999 compared to $256,663 for the quarter ended March 31, 1998 primarily as a result of increased interest expense of

$472,477 for the quarter ended March 31, 1999 compared to $301,324 for the quarter ended March 31, 1998 due to less interest costs being capitalized to film costs in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

         As a result of the above, the Company had income before taxes for the quarter ended March 31, 1999 of $159,346 compared to income before taxes of $334,324 for the quarter ended March 31, 1998.

         The Company had net income for the quarter ended March 31, 1999 of $100,346 (reflecting an effective tax rate of 37%) compared to net income for the quarter ended March 31, 1998 of $208,185 (reflecting an effective tax rate of 38%).

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal source of funds for the Company's operations has been cash flow from operations and prior to the 1998 Amendment of the Syndication Agreement (described below) bank borrowings, primarily through the Company's credit facility described below.

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

         The Company borrowed funds under Film Facilities' on a film-by-film basis, with each such Film Facility treated as a separate loan, generally maturing 12 months after the first drawdown. The Syndication Agreement required Coutts and Berliner to approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities were also available to be issued as letters of credit or bank guarantees. As of March 31, 1999, an aggregate of approximately $11,456,039 was outstanding under the Film Facilities and $7,234,340 was outstanding under the Operating Facility, at an average interest rate on all such outstanding amounts of approximately 8.1% per annum. As of March 31, 1999, $1,000,000 in face amount of letters of credit had also been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $1,000,000 was outstanding as of March 31, 1999 bearing interest at 6.50% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

         The Syndication Agreement which is secured by substantially all of the assets of the Company and its subsidiaries, contains a number of covenants and other requirements, including requirements that the Company maintain a certain consolidated net worth and that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks; requirements that may substantially restrict the payment of dividends by the Company. The Syndication Agreement also, among other things, restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance on Ms. Little, Mr. Little, Co-Chairmen of the Board and Co-Chief Executive Officers, and Mr. Lischak, Chief Operating Officer and Chief Financial Officer, of $6,750,000. Events of Default under the Syndication Agreement include, among other things, a change of control of the Company, the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements, the failure of the Littles, together with their director nominees to constitute a majority of the Board of Directors of the Company, or a decrease in the Little's ownership in the Company below certain levels.

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

         As part of the 1998 Facility Amendment, Ms. Little and Mr. Little agreed to continue deferral of payments under the Merger Note which the Company had begun to defer in May 1997. Payments under the Merger Note accrue but are being deferred with interest thereon until outstanding borrowings under the Operating Facility are reduced to at least $5,000,000, the Company and the Lenders view that such reduction is permanent, and not before May 1999 (the "Deferral Lapse Date"); provided, however, that prior to the Deferral Lapse Date, pursuant to the recent amendment to the Syndication Agreement described below, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. The Littles' salary is currently being deferred and amounts are currently being applied towards the Merger Note on such basis. As salary becomes due and payable to the Littles on a weekly basis, such amounts are accruing, but payment of such salary is being deferred, without interest. The Merger Note is being extended for the period of time payments are deferred, the deferred Merger Note payments continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At May 14, 1999, an aggregate of approximately $2,086,577 in principal and interest was outstanding under the Merger Note (including an aggregate of approximately $1,051,976 in previously deferred payments of principal and interest).

         The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement was scheduled to expire on April 9, 1999, the date of the annual review, however, on April 9, 1999, the Company and the Lenders entered into an agreement (the "1999 Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the credit facility under the Syndication Agreement to April 9, 2000, subject to continued compliance by the Company with the Syndication Agreement and the terms of the 1999 Facility Amendment. Additionally, the Lenders agreed to extend the maturity dates on all film facilities to April 9, 2000 except for two film facilities for which the maturity dates are May 31, 1999 (as of May 15, 1999 $28,970 was outstanding) and October 31, 1999 (as of May 15, 1999 $242,829 was outstanding) respectively. In addition, the terms of the Syndication Agreement, as amended, provide that the Company can borrow an additional $1,850,000 to pay a minimum guarantee with respect to the film ILLUMINATA which has been co-financed by the Company and for which production costs were funded by Coutts. Pursuant to the 1999 Facility Amendment, the Company has agreed to provide additional information to the Lenders and to engage in additional consultation with the Lenders and their advisors. The lenders have indicated their desire that the Company fully repay amounts outstanding under the existing credit facility and instead seek an alternate financing source. Additionally, the Lenders have imposed additional fees of up to an aggregate of up to $250,000 in additional fees to be paid by the Company if the credit facility is not refinanced on or prior to April 9, 2000. Additionally, the Banks waived certain non-compliance with various covenants under the Syndication Agreement including (i) the continued waiver of the requirement to maintain a net worth of $12,000,000, reducing such requirement to $11,000,000; (ii) any non-compliance with certain ordinary course liabilities; (iii) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors; (iv) the Company's non-compliance with the annual overhead budget established during the 1998 Amendment; and (v) the Company's non-compliance with a requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks. Additionally, the Lenders established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 1999.

         During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately 10 to 12 films, including up to approximately three First Look releases (but exclusive of films where the Company acquires primarily re-issue rights); as of May 14, 1999, the Company had acquired rights to and distribute or act as sales agent with respect to three films. As the Company's existing credit facility does not provide available funding for any new rights acquisition and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the ability of the Company to achieve such goals will depend on the willingness of the Lenders to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the ability of the Company to obtain other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate of the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met (or that such goals will not be exceeded).

         As of May 14, 1999, the Company currently estimates that $200,000 will be payable to the Littles under the provisions of a tax reimbursement agreement. Additionally, as of May 14, 1998, the Company owed an aggregate of $447,600 (including accrued interest) to the Littles in connection with amounts loaned to the Company by the Littles for print and advertising costs associated with the domestic theatrical release of MRS. DALLOWAY; $216,610 was owed to the Littles as deferred salary; $126,626 was owed to the Littles as reimbursement for expenses and $112,500 was owed to the Littles for deferred bonuses.

         The Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 11, 2000, the principal balance of which at May 14, 1999 was approximately $105,740 in principal and accrued interest.

         As of March 31, 1999, the Company had cash and cash equivalents of $552,730 compared to cash and cash equivalents of $537,652 as of December 31, 1998. Additionally, at March 31, 1999, the Company had restricted cash of $2,385 held by the Company's primary lender, to be applied against various Film Facilities.

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


                                                      Expected Maturity Date
                                                      ----------------------
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


* Amounts payable to related parties represent amounts payable to Ellen and Robert Little which are currently being deferred pursuant to an agreement with the Company's lenders and an arrangement between the Company and the Littles.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not, as of May 14, 1999, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

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

                  10 Amendment, dated April 9, 1999 among Coutts & Co., Berliner Bank A.G. London Branch and Overseas Filmgroup, Inc. amending that certain Restated and Amended Syndication Agreement dated as of October 31, 1996 among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation.
                           Incorporated by reference to Exhibit 10.27 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

                10.1 Security Agreement dated as of April 14, 1998, between the Company, Ellen Dinerman Little, Robert
                           B. Little, Coutts & Co. and Berliner Bank A.G. London Branch. Incorporated by reference to Exhibit
                           10.33 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

                  27 Financial Data Schedule (Filed electronically only). Filed herewith.



(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OVERSEAS FILMGROUP, INC.


May 19, 1999                             By:  /s/William F. Lischak
                                           ------------------------
                                                  William F. Lischak
                                                  Chief Financial
                                                  Officer, Chief
                                                  Operating Officer
                                                  and Secretary,
                                                  signing both in
                                                  his capacity as an
                                                  executive officer
                                                  of the Registrant
                                                  duly authorized to
                                                  sign on behalf of
                                                  the Registrant and
                                                  as Chief Financial
                                                  Officer of the
                                                  Registrant.

                                           EXHIBIT INDEX
                                           -------------
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

      10 Amendment, dated April 9, 1999 among Coutts & Co., Berliner Bank A.G. London Branch and Overseas Filmgroup, Inc. amending that certain Restated and Amended Syndication Agreement dated as of October 31, 1996 among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation. Incorporated by reference to Exhibit
             10.27 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

    10.1 Security Agreement dated as of April 14, 1998, between the Company, Ellen Dinerman Little, Robert B. Little, Coutts & Co. and Berliner Bank A.G. London Branch. Incorporated by reference to Exhibit 10.33 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

      27   Financial Data Schedule (Filed electronically only).  Filed herewith.