Form 10-Q
period 1999-06-30
OVERSEAS FILMGROUP INC
filed 1999-08-23
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ___________.

                         Commission File Number 0-25308

                            OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                   13-3751702
    -----------------------------------             ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)



    8800 Sunset Blvd., Third Floor, Los Angeles, CA            90069
    -----------------------------------------------      -----------------
      (Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code: (310) 855-1199


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares of Common Stock outstanding as of August 13, 1999 was 6,295,305.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX


                         Part I - Financial Information

                                                                           Page
                                                                           ----
Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1999 (unaudited)
          and December 31, 1998.............................................3

         Consolidated Statements of  Operations (unaudited) for
          the three and six months ended June 30, 1999 and
          June 30, 1998.....................................................4

         Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 1999 and June 30, 1998..........5

         Notes to Consolidated Financial Statements (unaudited).............6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16


                           Part II - Other Information

Item 1.  Legal Proceedings.................................................17

Item 2.  Changes in Securities and Use of Proceeds.........................17

Item 3.  Defaults Upon Senior Securities...................................17

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 5.  Other Information.................................................17

Item 6.  Exhibits and Reports on Form 8-K..................................17

                  Signature................................................18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1999          1998
                                                       ---------    -----------
                                                      (Unaudited)
                                     ASSETS:
Cash and cash equivalents ........................       $119,956       $537,652
Restricted cash ..................................          1,250        159,614
Accounts receivable, net of allowance
 for doubtful accounts of $750,000 ...............     21,861,789     19,724,817
Related party receivable .........................        149,000        149,000
Film costs, net of accumulated amortization ......     29,399,706     29,003,201
Fixed assets, net of accumulated depreciation ....        270,556        293,858
Other assets .....................................        604,002        340,546
                                                      -----------    -----------
                    Total assets .................    $52,406,259    $50,208,688
                                                     ============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses ............     $1,227,083    $1,271,818
Payable to related parties .......................      1,131,871       924,921
Accrued interest payable .........................        209,582       470,386
Payable to producers .............................     12,620,553     9,180,186
Note payable to shareholders .....................      2,137,498     2,262,498
Notes payable ....................................     20,494,907    22,013,281
Deferred income taxes ............................      2,236,299     2,332,764
Deferred revenue .................................        675,250       132,250
                                                      -----------    -----------
                    Total liabilities ............     40,733,043    38,588,104
                                                      -----------    -----------
Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
     authorized; 0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares
     authorized; 5,777,778 shares issued;
     5,732,778 shares outstanding ...................      5,778          5,778
Additional paid in capital .......................... 10,652,731     10,652,731
Retained earnings ...................................  1,101,441      1,048,809
Treasury stock at cost, 45,000 shares ...............    (86,734)       (86,734)
                                                      -----------    -----------
                    Total shareholders' equity ...... 11,673,216     11,620,584
                                                      -----------    -----------
       Total liabilities and shareholders' equity    $52,406,259    $50,208,688
                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.


                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended June 30,   Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                 1999            1998           1999             1998
                                                 ----            ----           ----             ----
Revenues ................................     $6,540,726      $8,402,754     $13,231,090     $15,434,939

Expenses:
   Film costs ...........................      5,412,347       7,017,795      10,751,083      12,634,563
   Selling, general and
      administrative ....................        719,412         725,045       1,464,986       1,520,110
                                            ------------    ------------    ------------    ------------
      Total expenses ....................      6,131,759       7,742,840      12,216,069      14,154,673
                                            ------------    ------------    ------------    ------------
Income from operations ..................        408,967         659,914       1,015,021       1,280,266

Other income (expense):
   Interest income ......................          1,520             325           1,809           1,617
   Interest expense .....................       (491,382)       (357,264)       (963,858)       (687,862)
   Other income .........................          4,181          32,685          29,660          75,964
                                            ------------    ------------    ------------    ------------
      Total other expense ...............       (485,681)       (324,254)       (932,389)       (610,281)
                                            ------------    ------------    ------------    ------------
(Loss) Income before income
   taxes ................................        (76,714)        335,660          82,632         669,985
Income tax (benefit)
   provision ............................        (29,000)        125,031          30,000         251,170
                                            ------------    ------------    ------------    ------------
Net (loss) income .......................       $(47,714)       $210,629         $52,632        $418,815
                                            ============    ============    ============    ============
Basic earnings (loss) per
   share ................................         $(0.01)          $0.04           $0.01           $0.07
                                            ============    ============    ============    ============
Weighted average number of basic and
  diluted common shares outstanding .....      5,732,778       5,732,778       5,732,778       5,732,778
                                            ============    ============    ============     ===========


   The accompanying notes are an integral part of these financial statements.


                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six Months Ended June 30,
                                                        -------------------------
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
Net income ..........................................       $52,632       $418,815
Adjustments to reconcile net income
to net cash provided by operating activities -
      Amortization of film costs ....................     6,360,178      3,803,123
      Depreciation of fixed assets ..................        67,918         73,934
Change in assets and liabilities -
      Increase in accounts receivable ...............    (2,136,972)    (8,756,621)
      Increase in other assets ......................      (263,456)       (91,525)
      (Decrease) increase in accounts
        payable and accrued  expenses ...............       (98,590)        66,465
      Increase in payable to producers ..............     3,440,367      8,104,890
      (Decrease) increase in deferred income
        taxes payable ...............................       (96,465)       201,000
      Increase in deferred revenue ..................       543,000         14,500
                                                          ---------      ---------
            Net cash provided by operating activities     7,868,612      3,834,581
                                                          ---------      ---------
Cash flows from investing activities:
      Additions to film costs .......................    (6,757,588)    (3,566,856)
      Purchase of fixed assets ......................       (43,710)        (8,525)
                                                          ---------      ---------
            Net cash used by investing activities ...    (6,801,298)    (3,575,381)
                                                          ---------      ---------
Cash flows from financing activities:
      Net paydown under credit facilities ...........    (1,518,374)    (1,372,585)
      Net (payment) borrowing on note payable
       to shareholders ..............................      (125,000)       206,538
                                                          ---------      ---------
            Net cash used by financing activities ...    (1,643,374)    (1,166,047)
                                                          ---------      ---------
Net decrease in cash ................................      (576,060)      (906,847)
Cash, cash equivalents and restricted cash at
   beginning of period ...............................      697,266      1,351,631
                                                          ---------      ---------
Cash, cash equivalents and restricted cash at
     end of period ...................................     $121,206       $444,784
                                                         ==========       ========
Supplemental disclosure of cash flow information
     Cash paid during the period for:
            Interest .................................   $1,298,770       $954,773
                                                         ==========       ========
            Income taxes .............................       $7,200             $0
                                                         ==========       ========
            Foreign withholding taxes ................     $126,465        $50,170
                                                         ==========       ========

   The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Consolidated Financial Statements").

2. Film costs consist of the following:


                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
         Films in release                       $185,226,785     $178,195,727
         Less:  Accumulated Amortization        (158,341,468)    (152,026,004)
                                                 -----------      -----------
                  Subtotal                        26,885,317       26,169,723
         Films not yet available for release       2,514,389        2,833,478
                                                 -----------      -----------
                                                 $29,399,706      $29,003,201
                                                 ===========      ===========

3. The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit. However, it was amended and extended on April 14, 1998 (the "1998 Amendment") and subsequently on April 9, 1999 (the "1999 Amendment") (collectively the "Facility Amendment"). Under the 1999 Amendment, the Operating Facility portion of the Credit Facility and all but one of the individual Film Facilities under the Credit Facility have been extended until April 9, 2000 (the one film facility with an outstanding balance as of June 30, 1999 of $242,529 will mature on October 31, 1999). No additional funds will be available under the Operating Facility or the Film Facilities. The Company maintains a $1,000,000 working capital credit line ("Local Line") with another bank, which is guaranteed by a letter of credit issued under the Guarantee Facility portion of the Credit Facility. In addition to the amounts outstanding under the Company's Credit Facility, the Company has borrowed $2,245,000 from another lender. The proceeds of this loan are being used to acquire rights to a particular film. The note bears interest at the prime rate of 7.75% plus 1.5% at June 30, 1999 and is collateralized by amounts due under distribution agreements from the specific film. The note will mature on November 29, 1999.

     The Company's ability to pay down the Credit Facility prior to maturity is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collections on anticipated sales of the Company's current library and films which the Company plans to release or make available to sub-distributors over the next twelve months. Additionally, the Company will need to refinance or make renewed arrangements to extend the expiration of the Credit Facility prior to its current maturity date of April 9, 2000. Management believes that existing capital, cash flow from operations and availability under the Company's Local Line will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned acquisition and distribution activities or seek alternate sources of financing. The Company is actively seeking alternate sources of financing.

4. The Company has guaranteed payment by an independent motion picture production company of a promissory note due on September 11, 2000 in the aggregate principal amount at June 30, 1999 of $87,077.

5. On July 18, 1999, the Company and broadcast.com inc. entered into an agreement whereby the Company received 11,302 shares of common stock of broadcast.com in exchange for 562,527 shares of common stock of the Company. Under this agreement, the Company is not allowed to sell, transfer, assign, pledge or otherwise dispose of the broadcast.com shares before July 18, 2000. Additionally, the Company and broadcast.com agreed to an arrangement which gives broadcast.com the right to exploit on the Internet approximately fifty titles from the Company's film library on a revenue sharing basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this Report and in other filings made by the Company with the Securities and Exchange Commission including without limitation the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The risks highlighted above and elsewhere in this Report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

General

         The operations of Overseas Filmgroup, Inc. ("Overseas" or the "Company") were established on February 11, 1980. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name First Look Pictures ("First Look"). On July 18, 1999, the Company and broadcast.com inc. entered into an agreement whereby the Company received 11,302 shares of common stock of broadcast.com in exchange for 562,527 shares of common stock of the Company. Shortly after the exchange, broadcast.com was acquired by Yahoo! resulting in approximately 9% of the Company's issued and outstanding common stock being owned by Yahoo! and the Company owning 8,727 shares of common stock of Yahoo! Additionally, the Company and broadcast.com agreed to an arrangement which gives broadcast.com the right to exploit on the Internet approximately fifty titles from the Company's film library on the revenue sharing basis.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenues decreased by $1,862,028 (22.2%) to $6,540,726 for the three months ended June 30, 1999 from $8,402,754 for the three months ended June 30, 1998. The decrease in revenues was primarily due to decreased revenue from films first available for release in the three months ended June 30, 1999 (approximately $3,336,000 from one film) compared to the three months ended June 30, 1998 (approximately $6,996,500 from three films, including WALKING NED DEVINE). Increased licensing of older titles partially offset this decrease. Films released in years prior to 1999 generated revenue of $2,186,407 during the three months ended June 30, 1999 whereas, by comparison, films released prior to 1998 generated revenue of $510,720 during the three months ended June 30, 1998.

         Film costs as a percentage of revenues decreased to 82.7% for the three months ended June 30, 1999, compared to 83.5% for the three months ended June 30, 1998. The decrease was primarily due to higher fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $5,633 (.8%) to $719,412 for the quarter ended June 30, 1999 from $725,045 for the quarter ended June 30, 1998. This decrease was primarily due to decreased bad debt expense (approximately $12,656), franchise taxes (approximately $14,245), legal costs (approximately $11,702), and compensation (approximately $12,003). The decreases were partially offset by increases in contract labor and consulting fees (approximately $11,560) and expenses associated with reporting as a public company (approximately $36,045). The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

         Other expense increased 49.8% to $485,681 for the three months ended June 30, 1999 compared to $324,254 for the three months ended June 30, 1998 primarily as a result of increased interest expense of $491,382 for the quarter ended June 30, 1999 compared to $357,264 for the quarter ended June 30, 1998.

         As a result of the above, the Company reported a loss before income taxes for the three months ended June 30, 1999 of $76,714, compared to income before taxes of $335,660 for the three months ended June 30, 1998.

         The Company reported a net loss of $47,714 for the three months ended June 30, 1999 (reflecting an effective tax benefit of 37%) compared to net income of $210,629 for the three months ended June 30, 1998 (reflecting an effective tax rate of 37.2%).

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenues decreased by $2,203,849 (14.3%) to $13,231,090 for the six months ended June 30, 1999 from $15,434,939 for the six months ended June 30, 1998. The decrease in revenues was primarily due to decreased revenue from films first available for release in the six months ended June 30, 1999 (approximately $6,842,500 from six films) compared to the six months ended June 30, 1998 (approximately $9,165,800 from eight films, including WAKING NED DEVINE).

         Film costs as a percentage of revenues decreased to 81.3% for the six months ended June 30, 1999, compared to 81.9% for the six months ended June 30, 1998. The decrease was primarily due to lower negotiated fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $55,124 (3.6%) to $1,464,986 for the six months ended June 30, 1999 from $1,520,110 for the six months ended June 30, 1998. This decrease was primarily due to decreased compensation costs (approximately $113,385), decreased license and fee costs (approximately $24,925), decreases in costs associated with reporting as a public company (approximately $15,748), decreased directors and officers insurance premiums (approximately $11,596), decreased leasing costs (approximately $10,277), and decreased research and development costs (approximately $10,056). The decreases were partially offset by increases in bad debt expense (approximately $79,440) and contract labor and consulting fees (approximately $73,327).

         Other expense increased to $932,389 for the six months ended June 30, 1999 compared to $610,281 for the six months ended June 30, 1998, primarily as a result of increased interest expense of $963,858 for the six months ended June 30, 1999 compared to $687,862 for the six months ended June 30, 1998. The increase in interest expense was primarily the result of less interest costs being capitalized to film costs in the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

         As a result of the above, the Company had net income before income taxes of $82,632 for the six months ended June 30, 1999, compared to a net income before income taxes of $669,985 for the six months ended June 30, 1998.

         The Company had net income of $52,632 for the six months ended June 30, 1999 (reflecting an effective tax rate of 37%) compared to a net income of $418,815 for the six months ended June 30, 1998 (reflecting an effective tax rate of 37.5%).

Liquidity and Capital Resources

         The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal source of funds for the Company's operations has been cash flow from operations and, prior to the 1998 amendment to the Syndication Agreement (described below), bank borrowings, primarily through the Company's credit facility described below.

         The Company has a credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co., as an agent and lender, and Bank Gesellschaft, formerly Berliner Bank A.G. London Branch, as a lender (collectively, the "Lenders"). Prior to the 1998 amendment to the Syndication Agreement (described below), which among other things, altered availability under the Credit Facility, the Syndication Agreement provided for total borrowings of $27,000,000, of which up to $5,000,000 could be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") is available to be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 could be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

         The Company borrowed funds under Film Facilities on a film-by-film basis, with each Film Facility treated as a separate loan, generally maturing 12 months after the first draw down. The Syndication Agreement required Coutts and Berliner to approve each separate Film Facility, such approval to be granted in their sole discretion. Amounts available under the Film Facilities were also available to be issued as letters of credit or bank guarantees. As of June 30, 1999, an aggregate of approximately $11,060,151 was outstanding under the Film Facilities and $7,234,340 was outstanding under the Operating Facility, at an average interest rate on all such outstanding amounts of approximately 8.1% per annum. As of June 30, 1999, $1,000,000 in face amount of letters of credit also had been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which no balance was outstanding as of June 30, 1999). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

         The Syndication Agreement is secured by substantially all of the assets of the Company and its subsidiaries. This agreement contains a number of covenants and other requirements, including that the Company maintain a consolidated net worth of $12,000,000 (which requirement was subsequently waived and reduced to $11,000,000 as part of the 1998 Facility Amendment described below) and that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks. The agreement also contains requirements that may substantially restrict the payment of dividends by the Company. The Syndication Agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance of $6,750,000 on Ms. Little, Mr. Little, Co-Chairs of the Board and Co-Chief Executive Officers, and Mr. Lischak, Chief Operating Officer and Chief Financial Officer. Events of default under the Syndication Agreement include: a change of control of the Company; the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements; the failure of the Littles, together with their director nominees, to constitute a majority of the Board of Directors of the Company; or a decrease in the Little ownership in the Company below certain levels.

         On April 14, 1998, the Company and the Lenders entered into an agreement (the "1998 Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement from May 9, 1998 to April 9, 1999, subject to continued compliance by the Company with the Syndication Agreement and the terms of the 1998 Facility Amendment, and establishment of the guarantee detailed below. Pursuant to the 1998 Facility Amendment, the Company and the Lenders also agreed that the Film Facilities would no longer be a revolving credit line and sums repaid could not be re-borrowed. Additionally, the Company and the Lenders agreed that net receipts from films financed under repaid Film Facilities would be used to reduce other Film Facilities after the particular Film Facility had been repaid. As part of the 1998 Facility Amendment, the Company also agreed to additional covenants and requirements, including: (i) providing a series of additional monthly financial reports to the Lenders, (ii) obtaining written approval of the Lenders prior to entering into any new rights acquisitions or commitments and (iii) obtaining written approval of the Lenders prior to committing to spend amounts in connection with distribution expenses and costs for prints and advertising. As part of the 1998 Facility Amendment, the Lenders reduced the minimum net worth required to be maintained by the Company to $11,000,000 subject to further review on April 14, 1999 and waived any prior non-compliance with such covenant.

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

         As part of the 1998 Facility Amendment, Ms. Little and Mr. Little agreed to continue to defer payments under the promissory note that they received in connection with the merger of Overseas Filmgroup, Inc. into the Company in October 1996 ("Merger Note"), which the Company began deferring in May 1997. Payments under the Merger Note accrue but are being deferred with interest until (i) outstanding borrowings under the Operating Facility are reduced to at least $5,000,000, (ii) the Company and the Lenders view that such reduction is permanent and (iii) not before May 1999 (the "Deferral Lapse Date"); provided, however, that prior to the Deferral Lapse Date, pursuant to the recent amendment to the Syndication Agreement described below, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. The Littles' salary is currently accruing and payments are being deferred, without interest, and applied towards the Merger Note on such basis. The Merger Note has been extended for the period of time payments are deferred and continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to such deferral. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At August 13, 1999, an aggregate of approximately $2,066,111 in principal and interest was outstanding under the Merger Note (including an aggregate of approximately $1,031,106 in deferred payments of principal and interest).

         The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement was scheduled to expire on April 9, 1999, the date of the annual review. However, on April 9, 1999, the Company and the Lenders entered into an agreement (the "1999 Facility Amendment") pursuant to which they amended the Syndication Agreement to extend the date of the annual review and the expiration of the Credit Facility to April 9, 2000, subject to continued compliance by the Company with the Syndication Agreement and the terms of the 1999 Facility Amendment. Additionally, the Lenders agreed to extend the maturity dates on all film facilities to April 9, 2000, except for one film facility which is due on October 31, 1999 (as of August 13, 1999, $53,201 was outstanding). In addition, the Syndication Agreement, as amended, provides that the Company can borrow an additional $1,850,000 to pay a minimum guarantee with respect to the film ILLUMINATA which has been co-financed by the Company and for which production costs were funded by Coutts. Pursuant to the 1999 Facility Amendment, the Company agreed to provide additional information to the Lenders and to engage in additional consultation with the Lenders and their advisors. The Lenders have indicated their desire that the Company fully repay amounts outstanding under the existing credit facility and instead seek an alternate financing source. Additionally, the Lenders have imposed additional fees of up to an aggregate of $250,000 in to be paid by the Company if the credit facility is not refinanced on or prior to April 9, 2000. Further, the Banks waived certain non-compliance with various covenants under the Syndication Agreement including (i) the continued waiver of the requirement to maintain a net worth of $12,000,000, reducing such requirement to $11,000,000; (ii) any non-compliance with certain ordinary course liabilities; (iii) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors;
(iv) the Company's non-compliance with the annual overhead budget established in the 1998 Facility Amendment; and (v) the Company's non-compliance with the requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the banks. Additionally, the Lenders established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 1999.

         As of August 13, 1999, the Company had acquired rights to distribute or act as sales agent with respect to ten films which are expected to first be available for release in 1999 and with respect to two films which are expected to first be available for release in 2000. The Company intends to acquire rights to distribute or act as sales agent for approximately two to five additional films which are expected to first be available for release in 1999 and approximately ten to thirteen additional films which are expected to first be available for release in 2000. As the Credit Facility does not provide available funding for any new rights acquisition and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the Company's ability to achieve its goals will depend on the Lenders' willingness to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and its ability to obtain other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate of the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look, in most situations, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met or that such goals will not be exceeded.

         As of August 13, 1999, the Company currently estimates that $200,000 will be payable to the Littles under the provisions of a tax reimbursement agreement. Additionally, as of August 13, 1999, the Company owed the following amounts to the Littles: (i) an aggregate of $456,600 (including accrued interest) in connection with amounts loaned to the Company for print and advertising costs associated with the domestic theatrical release of MRS. DALLOWAY; (ii) $279,110 as deferred salary; (iii) $123,626 as reimbursement for expenses; and (iv) $125,000 for deferred bonuses.

         The Company has guaranteed a loan from a bank to Neo Motion Pictures due on September 11, 2000, the balance of which at August 13, 1999 was $87,077 in principal and accrued interest.

         As of June 30, 1999, the Company had cash and cash equivalents of $119,956 compared to cash and cash equivalents of $537,652 as of December 31, 1998. Additionally, at June 30, 1999, the Company had restricted cash of $1,250 held by the Company's primary lender, to be applied against various Film Facilities.

         The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to sub-distributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital including equity and debt financing. There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

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

         State of Readiness. The Company has assessed its computer systems (software, hardware, including embedded microprocessors and other technology) in order to determine whether such systems recognize the year 2000. Based upon such assessment the Company ascertained that all of the Company's computer systems were year 2000 compliant except for the Company's accounting system. As a result, the Company has upgraded its accounting system. The upgrade has both expanded the capabilities of the system and resolved the year 2000 issues associated with the current system. The Company does not currently anticipate that any additional material changes will be required or that the year 2000 issue will pose significant operational problems for the Company. If any unanticipated problems arise, the year 2000 issue may take longer for the Company to address and could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has primarily focused on its own internal systems. The Company does not currently have a basis upon which to estimate the impact on the Company of year 2000 non-compliance by the Company's major licensees and sub-distributors. It is possible that non-compliance to year 2000 concerns by the Company's major licensees and sub-distributors could have a material adverse effect on the Company, by, for example, delaying payments by such parties. At this time, the Company does not have plans to institute a program to review year 2000 compliance by its major licensees and sub-distributors in order to determine exposure to year 2000 issues.

         Costs to Address the Year 2000 Issue. The Company spent approximately $10,000 to upgrade its accounting system, which was funded from the Company's existing capital from operations. The Company does not believe that the costs of solving the internal year 2000 issues has had or will have a material adverse effect on its liquidity or financial condition. However, if unanticipated problems arise, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

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


                                                     Expected Maturity Date
                                                             (000's)
                                     -----------------------------------------------------------

                                        1999      2000    2001      2002       2003   thereafter
                                        ----      ----    ----      ----       ----   ----------
                 Liabilities
Fixed Rate:

Notes payable to related parties*
         Average Interest Rate          9%         9%        9%        9%        9%        9%

Variable Rate:
Notes Payable                        $243      $20,252        0         0         0         0
         Average Interest Rate       9.13%        8.34%

* Represents amounts payable to Ellen Dinerman Little and Robert Little which are currently being deferred pursuant to an agreement with the Company's lenders and an arrangement between the Company and the Littles.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of August 13, 1999, the Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 1999, the Company did not make any sales of unregistered securities. However, on July 19, 1999, the Company made the following sale of unregistered securities:

                                            Consideration
                                            Received and
                                            Description of                    If Option,
                                            Underwriting or                   Warrant or
                                            Other Discounts                  or Convertible
                                            to Market        Exemption from  Security, Terms
                 Title of                   Price Afforded    Registration    of Exercise or
 Date of Sale    Security     Number Sold   to Purchasers     Claimed          Conversion
 -------------- ----------   ------------ ----------------- ---------------   ---------------
 7/19/99       Common Stock    562,527    11,302 shares of      4(2)             N/A
                                           common stock of
                                           broadcast.com
                                           (subsequently
                                           converted into
                                           8,727 shares of
                                           common stock of
                                           Yahoo!)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.34 Agreement, dated July 19, 1999, between broadcast.com inc. and the Company (as indicated by asterisk, portions of this agreement have been redacted pursuant to a confidentiality request)

                  27       Financial Data Schedule (6/30/99)

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OVERSEAS FILMGROUP, INC.



August 23, 1999                      By:  /s/ William F. Lischak
                                          -----------------------
                                          William F. Lischak
                                          Chief Financial Officer, Chief
                                          Operating Officer and Secretary

                                  EXHIBIT INDEX


Exhibit
Number    Description
-------   ------------
10.34 Agreement, dated July 19, 1999, between broadcast.com inc. and the Company (as indicated by asterisk, portions of this agreement have been redacted pursuant to a confidentiality request)

27        Financial Data Schedule (6/30/99)