Form 10-Q
period 1999-09-30
OVERSEAS FILMGROUP INC
filed 1999-11-15
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission File Number 0-25308

                             OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                          13-3751702
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)



8800 Sunset Blvd., Third Floor, Los Angeles, CA                   90069
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's Telephone Number, Including Area Code: (310) 855-1199


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

              The number of shares of Common Stock outstanding as of November 12, 1999 was 6,295,305.

                            OVERSEAS FILMGROUP, INC.
                                      INDEX

                         Part I - Financial Information

                                                                                                               Page

Item 1. Financial Statements
         Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998.......................3

         Consolidated Statements of Operations (unaudited) for the three and nine months ended
         September 30, 1999 and September 30, 1998................................................................4

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1999 and September 30, 1998................................................................5

         Notes to Consolidated Financial Statements (unaudited)...................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................16


                                            Part II - Other Information

Item 1.  Legal Proceedings.......................................................................................17

Item 2.  Changes in Securities and Use of Proceeds...............................................................17

Item 3.  Defaults Upon Senior Securities.........................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................17

Item 5.  Other Information.......................................................................................17

Item 6.  Exhibits and Reports on Form 8-K........................................................................17

         Signature...............................................................................................18

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,           December 31,
                                                                     1999                    1998
                                                                 ------------            -------------
                                                                 (Unaudited)
                                                 ASSETS:
Cash and cash equivalents                                      $           296,007     $           537,652
Restricted cash                                                            297,873                 159,614
Accounts receivable, net of allowance for doubtful accounts of
$750,000                                                                21,416,714              19,724,817
Related party receivable                                                   149,000                 149,000
Film costs, net of accumulated amortization                             29,517,323              29,003,201
Investment available for sale, at quoted market value                    1,516,346                       0
Fixed assets, net of accumulated depreciation                              212,049                 293,858
Other assets                                                               662,614                 340,546
                                                                ------------------      ------------------
      Total assets                                             $        54,067,926   $          50,208,688
                                                                ==================      ==================


                                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                          $         1,087,441     $         1,271,818
Payable to related parties                                               1,202,141                 924,921
Accrued interest payable                                                   219,814                 470,386
Payable to producers                                                    14,475,793               9,180,186
Note payable to shareholders                                             2,074,998               2,262,498
Notes payable                                                           19,426,845              22,013,281
Deferred income taxes                                                    1,921,855               2,332,764
Deferred revenue                                                           912,750                 132,250
                                                                ------------------      ------------------
      Total liabilities                                                 41,321,637              38,588,104
                                                                ------------------      ------------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized;
  0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares authorized;
  6,340,305 shares issued; 6,295,305 shares outstanding                      6,340                   5,778
Additional paid in capital                                              12,083,687              10,652,731
Retained earnings                                                          657,606               1,048,809
Cumulative unrealized gain on investment available for sale                 85,390                       0
Treasury stock at cost, 45,000 shares                                      (86,734)                (86,734)
                                                                ------------------      ------------------
     Total shareholders' equity                                         12,746,289              11,620,584
                                                                ------------------      ------------------
            Total liabilities and shareholders' equity       $          54,067,926     $        50,208,688
                                                                ==================      ==================



The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended September 30,                      Nine Months Ended September 30,

                                              1999                      1998                       1999                      1998
                                              ----                      ----                       ----                      ----
Revenues...........................      $      6,726,444     $        7,241,713      $       19,957,534        $      22,676,652

Expenses:
   Film costs......................             6,192,105              5,938,296              16,943,188               18,602,221
Selling, general and administrative               775,945                779,693               2,240,931                2,299,804
                                               ----------              ---------              ----------              -----------
         Total expenses............             6,968,051              6,717,989              19,184,119               20,902,025
                                               ----------              ---------              ----------              -----------
(Loss) Income from operations......              (241,607)               523,724                 773,415                1,774,627
Other income (expense):
  Interest income.................                 3,942                   1,705                   5,752                    3,322
   Interest expense................             (535,073)               (499,705)             (1,498,931)              (1,158,205)
   Other income....................                67,901                 31,045                  97,561                  107,008
                                               ----------              ---------              ----------              -----------
         Total other expense.......             (463,230)               (466,955)             (1,395,618)              (1,047,875)
                                               ----------              ---------              ----------              -----------
(Loss) Income before income taxes..             (704,837)                 56,769                (622,203)                 726,752
Income tax (benefit) provision.....             (261,000)                 18,830                (231,000)                 270,000
                                               ----------              ---------              ----------              -----------
Net (loss) income..................      $      (443,837)       $         37,939       $        (391,203)        $        456,752
                                           ==============       ================        ================         =================

Other comprehensive income, net
of tax:
Unrealized gains on investment
held for sale......................              85,390                      0                  85,390                        0
                                              ----------              ---------              ----------              -----------
Total comprehensive (loss) income         $    (358,447)       $         37,939       $       (305,813)       $         456,752
                                          ==============       ================        ================        =================
Basic (loss) earnings per share....      $        (0.07)       $           0.01       $          (0.07)       $            0.08
                                          ==============       ================        ================        =================
Weighted average number of basic
and diluted common shares
outstanding........................           6,191,360               5,732,778             5,887,318                 5,732,778
                                          ==============       ================        ================        =================

The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                1999                        1998
                                                                                ----                        ----
Cash flows from operating activities:
      Net (loss) income                                                  $        (391,203)         $        456,754


      Adjustments to reconcile net income to net cash provided by operating activities:
            Amortization of film costs                                           10,514,217                9,412,123
            Depreciation of fixed assets                                             92,506                  108,245
      Change in assets and liabilities:
            Increase in accounts receivable                                      (1,691,897)             (11,751,783)
            Increase in other assets                                               (322,067)                 (93,419)
            Decrease in accounts payable and accrued expenses                      (157,729)                 (74,140)
            Increase in payable to producers                                      5,295,607               11,002,852
            (Decrease) increase in deferred income taxes payable                   (410,909)                 136,337
            Increase (decrease) in deferred revenue                                 780,500                 (613,500)
                                                                               ------------               ----------
                  Net cash provided in operating activities                      13,709,024                8,583,469
                                                                               ------------               ----------
Cash flows from investing activities:
      Additions to film costs                                                   (11,028,340)              (9,708,292)
      Purchase of fixed assets                                                      (10,134)                  (9,321)
                                                                               ------------               ----------
                  Net cash used by investing activities                         (11,038,474)              (9,717,613)
                                                                               ------------               ----------
Cash flows from financing activities:
      Net paydown under credit facilities                                       (2,586,436)                 (218,258)
      Net (payment) borrowing on note payable to shareholders                     (187,500)                  210,248
                                                                               ------------               ----------
                  Net cash used in financing activities                         (2,773,936)                   (8,010)
                                                                               ------------               ----------
Net decrease in cash                                                              (103,386)               (1,142,154)

Cash, cash equivalents and restricted cash at beginning of period                  697,266                 1,351,631
                                                                               ------------               ----------
Cash, cash equivalents and restricted cash at end of period              $         593,880         $         209,477
                                                                           ================           =================

Supplemental disclosure of cash flow information
      Cash paid during the period for:

            Interest                                                     $       1,885,527         $       1,452,139
                                                                           ===============            ==============
            Income taxes                                                 $           7,200         $          13,183
                                                                           ================           =================
            Foreign withholding taxes                                              179,414                    74,623
                                                                           ================           =================
Non-cash transaction:
           Acquisition of investment available for sale                          1,430,956          $              0
                                                                           ================           =================

The accompanying notes are an integral part of these financial statements

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Consolidated Financial Statements").

2.   Film costs consist of the following:

                                                          September 30, 1999         December 31, 1998
                                                          ------------------         ------------------
     Films in release                                     $    189,447,944           $     178,195,727
     Less:  Accumulated amortization                          (162,462,319)               (152,026,004)
                                                          -----------------         ------------------
                  Subtotal                                      26,985,625                  26,169,723
     Films not yet available for release                         2,531,698                   2,833,478
                                                          ----------------         -------------------
                                                          $     29,517,323          $       29,003,201
                                                          ================         ===================


3. The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Lenders"). The Credit Facility originally provided for up to $27,000,000 of credit. However, it was amended and extended on April 14, 1998 (the "1998 Amendment") and subsequently on April 9, 1999 (the "1999 Amendment"). Under the 1999 Amendment, the Operating Facility portion of the Credit Facility and all the individual Film Facilities under the Credit Facility have been extended until April 9, 2000. No additional funds will be available under the Operating Facility or the Film Facilities. The Company maintains a $1,000,000 working capital credit line ("Local Line") with another bank, which is guaranteed by a letter of credit issued under the Guarantee Facility portion of the Credit Facility. In addition to the amounts outstanding under the Company's Credit Facility, the Company has an outstanding amount of $1,735,000 from another lender. The proceeds of this loan were used to acquire rights to a particular film. The note bears interest at the prime rate of 8.25% plus 1.5% at September 30, 1999 and is collateralized by amounts due under distribution agreements from the specific film. The note will mature on November 29, 1999.

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

4. The Company had guaranteed payment by an independent motion picture production company of a $324,000 principal amount promissory note payable to a third party on September 11, 2000. On August 11, 1999, the note was paid in full.

5. On July 19, 1999, the Company and broadcast.com inc. entered into an agreement whereby the Company received 11,302 shares of common stock of broadcast.com in exchange for 562,527 shares of common stock of the Company. In addition, on July 19, 1999, Yahoo!, Inc. acquired broadcast.com. As a result, the 11,302 shares of common stock of broadcast.com that the Company received in the exchange were converted into 8,727 shares of common stock of Yahoo!, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (1) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (2) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this Report and in other filings made by the Company with the Securities and Exchange Commission including without limitation the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The risks highlighted above and elsewhere in this Report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

General

     The operations of Overseas Filmgroup, Inc. ("Overseas" or the "Company") were established on February 11, 1980. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name First Look Pictures ("First Look"). On July 19, 1999, the Company and broadcast.com inc. entered into an agreement whereby the Company received 11,302 shares of common stock of broadcast.com in exchange for 562,527 shares of common stock of the Company. Shortly after the exchange, broadcast.com was acquired by Yahoo!, Inc. resulting in approximately 9% of the Company's issued and outstanding common stock being owned by Yahoo!, Inc. and the Company owning 8,727 shares of common stock of Yahoo!, Inc. Additionally, the Company and broadcast.com agreed to an arrangement which gives broadcast.com (now Yahoo! Broadcast, a division of Yahoo!, Inc.) the right to exploit on the Internet approximately fifty titles from the Company's film library on a revenue sharing basis.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues decreased by $515,269 (7.1%) to $6,726,444 for the three months ended September 30, 1999 from $7,241,713 for the three months ended September 30, 1998. The decrease in revenues was primarily due to decreased revenue from films first available for release in the three months ended September 30, 1999 (approximately $3,117,000 from three films) compared to the three months ended September 30, 1998 (approximately $5,223,000 from two films).

     Film costs as a percentage of revenues increased to 92.1% for the three months ended September 30, 1999, compared to 82.0% for the three months ended September 30, 1998. The increase was primarily due to lower distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $3,748 (0.5%) to $775,945 for the quarter ended September 30, 1999 from $779,693 for the quarter ended September 30, 1998. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture.

     Other expense decreased 0.8% to $463,230 for the three months ended September 30, 1999 compared to $466,955 for the three months ended September 30, 1998. The decrease was primarily due to increased miscellaneous income ($67,901 for the three months ended September 30, 1999 compared to $31,045 for the three months ended September 30, 1998) which was partially offset by an increase in interest expense ($535,073 for the three months ended September 30, 1999 compared to $499,705 for the three months ended September 30, 1998).

     As a result of the above, the Company reported a loss before income tax benefit for the three months ended September 30, 1999 of $704,837 compared to income before taxes of $56,769 for the three months ended September 30, 1998.

     The Company reported a net loss of $443,837 for the three months ended September 30, 1999 (reflecting an effective tax benefit of 37.0%) compared to a net income of $37,939 for the three months ended September 30, 1998 (reflecting an effective income tax rate of 33.2%).

     The Company also reported an unrealized gain arising during the three months ended September 30, 1999 resulting from the increased market price in the shares of Yahoo!, Inc. received by the Company in the share exchange between the Company and broadcast.com described above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues decreased by $2,719,118 (12.0%) to $19,957,534 for the nine months ended September 30, 1999 from $22,676,652 for the nine months ended September 30, 1998. The decrease in revenues is primarily due to decreased revenue from films first available for release in the nine months ended September 30, 1999 (approximately $12,587,250 from eight films) compared to the nine months ended September 30, 1998 (approximately $14,412,619 from eleven films, including approximately $6,987,500 from one film).

     Film costs as a percentage of revenues increased to 84.9% for the nine months ended September 30, 1999, compared to 82.0% for the nine months ended September 30, 1998. The increase was primarily due to lower distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $58,872 (2.6%) to $2,240,931 for the nine months ended September 30, 1999 from $2,299,804 for the nine months ended September 30, 1998. This decrease was primarily due to decreased compensation costs (approximately $87,465), decreased publicity expenses (approximately $34,732), decreased directors and officers insurance premiums (approximately $17,393), decreased telephone and fax charges (approximately $17,080), decreased capital leases (approximately $13,176), and decreased research and development costs (approximately $12,955). The decreases were partially offset by increases in contract labor and consulting fees (approximately $60,791), legal and accounting fees (approximately $27,393) and computer consulting (approximately $35,199).

     Other expense increased to $1,395,618 for the nine months ended September 30, 1999 compared to $1,047,875 for the nine months ended September 30, 1998. The increase was primarily due to increased interest expense of $1,498,931 for the nine months ended September 30, 1999 compared to $1,158,205 for the nine months ended September 30, 1998. The increase in interest expense was primarily the result of less interest costs being capitalized to film costs in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     As a result of the above, the Company had a net loss before income tax benefit of $622,203 for the nine months ended September 30, 1999, compared to net income before income taxes of $726,752 for the nine months ended September 30, 1998.

     The Company had a net loss of $391,203 for the nine months ended September 30, 1999 (reflecting an effective tax benefit of 37.1%) compared to a net income of $456,752 for the nine months ended September 30, 1998 (reflecting an effective tax rate of 37.2%).

     The Company also reported an unrealized gain arising during the nine months ended September 30, 1999 resulting from the increased market price in the shares of Yahoo!, Inc. received by the Company in the share exchange between the Company and broadcast.com described above.

Liquidity and Capital Resources

     The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal source of funds for the Company's operations has been cash flow from operations and, prior to the 1998 Facility Amendment described below, bank borrowings, primarily through the Company's credit facility described below.

     The Company has a credit facility (the "Credit Facility") under an agreement (the "Syndication Agreement") with Coutts & Co. and Bank Gesellschaft, formerly Berliner Bank A.G. London Branch (collectively, the "Lenders"). Prior to the 1998 Facility Amendment, which altered availability under the Credit Facility, the Syndication Agreement provided for total borrowings of $27,000,000, of which up to $5,000,000 could be borrowed on a revolving basis for the Company's working capital needs (the "Operating Facility"), up to $1,000,000 (the "Local Facility") could be issued as letters of credit to secure a local bank line of credit (the "Local Line"), and up to $21,000,000 could be borrowed to fund the acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with motion pictures acquired by the Company (the "Film Facilities"). The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or nine months, as the Company requests. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advances or, in most circumstances, 2% of the face amount of each letter of credit issued under the Film Facilities, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film.

     The Company borrowed funds under Film Facilities on a film-by-film basis, with each Film Facility treated as a separate loan, generally maturing 12 months after the first draw down. The Syndication Agreement required the Lenders to approve, in their sole discretion, each separate Film Facility. Amounts available under the Film Facilities were also available to be issued as letters of credit or bank guarantees. As of September 30, 1999, an aggregate of approximately $10,457,090 was outstanding under the Film Facilities and $7,234,340 was outstanding under the Operating Facility, at an average interest rate on all such outstanding amounts of approximately 8.0% per annum. As of September 30,

1999, $1,000,000 in face amount of letters of credit also had been issued under the Local Facility to secure a line of credit that the Company received from City National Bank (under which no balance was outstanding as of September 30, 1999). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the banks upon demand.

     The Syndication Agreement is secured by substantially all of the assets of the Company and its subsidiaries. This agreement contains a number of covenants and other requirements, including that the Company maintain a consolidated net worth of $12,000,000 (which was subsequently waived and reduced to $11,000,000 as part of the 1998 Facility Amendment described below) and that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the Lenders. The agreement also contains requirements that may substantially restrict the payment of dividends by the Company, that restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance of $6,750,000 on Ms. Little and Mr. Little (the "Littles"), Co-Chairs of the Board and Co-Chief Executive Officers, and Mr. Lischak, Chief Operating Officer and Chief Financial Officer. Events of default under the Syndication Agreement include: (1) a change of control of the Company; (2) the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set forth in their respective employment agreements; (3) the failure of the Littles, together with their director nominees, to constitute a majority of the Company's Board of Directors; or (4) a decrease in the Littles' ownership in the Company below certain levels.

     On April 14, 1998, the Company and the Lenders amended the Syndication Agreement (the "1998 Facility Amendment") to extend the date of the annual review and the expiration of the commitment to lend under the Syndication Agreement from May 9, 1998 to April 9, 1999, subject to the Company's continued compliance with the Syndication Agreement and the 1998 Facility Amendment, and establishment of the guarantee detailed below. Pursuant to the 1998 Facility Amendment, the Company and the Lenders also agreed that the Film Facilities would no longer be a revolving credit line and sums repaid could not be re-borrowed. Additionally, the Company and the Lenders agreed that net receipts from films financed under repaid Film Facilities would be used to reduce other Film Facilities after the particular Film Facility had been repaid. As part of the 1998 Facility Amendment, the Company also agreed to additional covenants and requirements, including: (1) providing a series of additional monthly financial reports to the Lenders, (2) obtaining written approval of the Lenders prior to entering into any new rights acquisitions or commitments and (3) obtaining written approval of the Lenders prior to committing to spend amounts in connection with distribution expenses and costs for prints and advertising. As part of the 1998 Facility Amendment, the Lenders reduced the minimum net worth required to be maintained by the Company to $11,000,000 and waived any prior non-compliance with such covenant.

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

     As part of the 1998 Facility Amendment, Ms. Little and Mr. Little agreed to continue to defer payments under the promissory note that they received in connection with the merger of Overseas Filmgroup, Inc. into the Company in October 1996 ("Merger Note"), which the Company began deferring in May 1997. Payments under the Merger Note accrue but are being deferred with interest until outstanding borrowings under the Operating Facility are reduced to at least $5,000,000 and the Company and the Lenders view such reduction as permanent (the "Deferral Lapse Date"); provided, however, that prior to the Deferral Lapse Date, pursuant to the 1999 Facility Amendment described below, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. The Littles' salary is currently being deferred, without interest, and applied towards the Merger Note. The Merger Note has been extended for the period of time payments are deferred and continues to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to such deferral. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At November 12, 1999, an aggregate of $2,047,385 in principal and interest was outstanding under the Merger Note (including an aggregate of $1,173,321 in deferred payments of principal and interest).

     The Syndication Agreement requires that amounts outstanding under the Operating Facility be repaid on the date that the commitment to lend under the Syndication Agreement expires. The commitment to lend under the Syndication Agreement was scheduled to expire on April 9, 1999, the date of the annual review. However, on April 9, 1999, the Company and the Lenders amended the Syndication Agreement (the "1999 Facility Amendment") to extend the date of the annual review and the expiration of the Credit Facility to April 9, 2000, subject to the Company's continued compliance with the Syndication Agreement and the 1999 Facility Amendment. Additionally, the Lenders agreed to extend the maturity dates on all film facilities to April 9, 2000 and to permit the Company to borrow an additional $1,850,000 to pay a minimum guarantee with respect to the film ILLUMINATA, which the Company co-financed and for which Coutts funded production costs. Pursuant to the 1999 Facility Amendment, the Company agreed to provide additional information to and engage in additional consultation with the Lenders and their advisors. The Lenders have indicated their desire that the Company fully repay amounts outstanding under the existing Credit Facility and instead seek an alternate financing source. The Lenders also have imposed additional fees up to an aggregate of $250,000 to be paid by the Company if the Credit Facility is not refinanced by April 9, 2000. Further, the Lenders waived non-compliance with various covenants under the Syndication Agreement including
(1) the continued waiver of the requirement to maintain a net worth of $12,000,000, reducing such requirement to $11,000,000; (2) any non-compliance with certain ordinary course liabilities; (3) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors; (4) the Company's non-compliance with the annual overhead budget established in the 1998 Facility Amendment; and (5) the Company's non-compliance with the requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the Lenders. Additionally, the Lenders established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 1999.

     In addition to the amounts outstanding under the Company's Credit Facility, the Company has an outstanding amount of $1,735,000 from another lender. The proceeds of this loan were used to acquire rights to a particular film. The note bears interest at the prime rate of 8.25% plus 1.5% at September 30, 1999 and is collateralized by amounts due under distribution agreements from the specific film. The note will mature on November 29, 1999.

     As of November 12, 1999, the Company had acquired rights to distribute or act as sales agent with respect to eleven films which are expected to first be available for release in 1999 and with respect to three films which are expected to first be available for release in 2000. The Company does not intend to acquire rights to any additional films that are expected to first be available for release in 1999. However, the Company intends to acquire rights to distribute or act as sales agent with respect approximately seven to ten additional films that are expected to first be available for release in 2000. As the Credit Facility does not provide available funding for any new rights acquisition and requires the consent of the Lenders prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the Company's ability to achieve its goals will depend on the Lenders' willingness to permit the Company to engage in these activities. The Company's ability to achieve its goals also will depend on it obtaining other sources of funds for its acquisition and operational activities, including obtaining pre-sale commitments, third party equity sources and accessing funds from financial institutions providing financing to producers based upon the Company's estimate of the value of unsold distribution rights to a motion picture ("gap financing"). However, there can be no assurance as to the future availability of pre-sales, equity and gap financing in amounts sufficient to meet the Company's acquisition, financing and distribution goals. In addition, the Company currently anticipates releasing films through First Look only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals will be met or that such goals will not be exceeded.

     As of November 12, 1999, the Company currently estimates that $200,000 will be payable to the Littles under the provisions of a tax reimbursement agreement. Additionally, as of November 12, 1999, the Company owed the following amounts to the Littles: (1) an aggregate of $474,600 (including accrued interest) in connection with amounts loaned to the Company for print and advertising costs associated with the domestic theatrical release of MRS. DALLOWAY; (2) $331,610 as deferred salary; (3) $114,626 as reimbursement for expenses; and (4) $137,500 for deferred bonuses.

     The Company guaranteed payment by Neo Motion Pictures, Inc. of a $324,000 principal amount promissory note payable to a third party due on September 11, 2000. This note was paid in full on August 11, 1999.

     As of September 30, 1999, the Company had cash and cash equivalents of $296,007 compared to cash and cash equivalents of $537,652 as of December 31, 1998. Additionally, at September 30, 1999, the Company had restricted cash of $297,873 held by the Company's primary lender to be applied against various Film Facilities.

     The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, and other available sources of capital will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for the next twelve months. In the event that (1) the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response,
(2) sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to sub-distributors during such period are less than anticipated or (3) the Company is unable to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital including equity and debt financing. There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

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

     State of Readiness. The Company has assessed its computer systems (software, hardware, including embedded microprocessors and other technology) in order to determine whether such systems recognize the year 2000. Based upon such assessment, the Company ascertained that all of its computer systems were year 2000 compliant except for its accounting system. As a result, the Company has upgraded its accounting system. The upgrade has both expanded the capabilities of the system and resolved the year 2000 issues associated with the current system. The Company does not currently anticipate that any additional material changes will be required or that the year 2000 issue will pose significant operational problems. If any unanticipated problems arise, the year 2000 issue may take longer for the Company to address and could have a material adverse effect on the Company's financial condition and results of operations.

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

     Contingency Plans. Because the update of the Company's accounting system has been completed prior to any potential disruption to the Company's business, the Company has not yet developed a comprehensive year 2000 specific contingency plan. If the Company determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue, the Company will work to enhance its contingency plans.

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

                                                                           Expected Maturity Date
                                                                                  (000's)
                                              1999            2000            2001           2002          2003        thereafter
                                              ----            ----            ----           ----          ----        ----------
             Liabilities
Fixed Rate:
Notes payable to related parties*              9%              9%              9%             9%            9%             9%
         Average Interest Rate

Variable Rate:                               $1,735          $19,766            0             0              0             0
Notes Payable                                 9.6%            8.0%
         Average Interest Rate

* Represents amounts payable to Ellen Dinerman Little and Robert Little which are currently being deferred pursuant to an agreement with the Company's lenders and an arrangement between the Company and the Littles.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         As of November 12, 1999, the Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Recent Sales of Unregistered Securities

         During the three months ended September 30, 1999, the Company made the following sales of unregistered securities:



                                                                 Consideration
                                                                 Received and                            If Option, Warrant
                                                                Description of                             or Convertible
                                                             Underwriting or Other    Exemption from     Security, Terms of
                                                              Discounts to Market      Registration         Exercise or
Date of Sale         Title of Security       Number Sold       Price Afforded to          Claimed            Conversion
------------         -----------------       -----------         Purchasers               -------            ----------
                                                                 ----------
     7/12/99        Options to purchase         10,000      Options granted - no           4(2)             Immediately
                        common stock                        other consideration                          exercisable until
                                                            received by Company                            7/11/09 at an
                                                            until exercise                               exercise price of
                                                                                                         $2.4375 per share
------------------ ----------------------  ---------------- ----------------------- ------------------- --------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 1999, the Company held its annual meeting of stockholders, at which the Company's stockholders considered the election of directors. Stockholders voted to elect William F. Lischak, Alessandro Fracassi and Gary M. Stein to serve as Class I directors for a three-year term until their successors are elected and qualified. 4,332,838 shares were voted for and 9,150 shares were withheld in William F. Lischak's election, 4,332,838 shares were voted for and 9,150 shares were withheld in Alessandro Fracassi's election and 4,332,838 shares were voted for and 9,150 shares were withheld in Gary
M. Stein's election.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27  Financial Data Schedule (9/30/99)

     (b) Reports on Form 8-K

             None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OVERSEAS FILMGROUP, INC.


November 15, 1999                           By: /s/ William F. Lischak
                                                ---------------------------
                                                  William F. Lischak
                                                  Chief Financial Officer,
                                                  Chief Operating Officer
                                                  and Secretary

EXHIBIT INDEX

Exhibit Number             Description
--------------             ------------

27                         Financial Data Schedule (9/30/99)