Form 10-K405
period 1999-12-31
OVERSEAS FILMGROUP INC
filed 2000-04-14
CIK 917079

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 11, 2000, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $6,807,200.

     The number of shares of Common Stock outstanding as of April 11, 2000 was 6,295,305.

                                     PART I

This Annual Report on Form 10-K contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the registrant will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The registrant's results of operations for the year ended December 31, 1999 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the registrant controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the registrant, as well as the unpredictable nature of audience and subdistributor response to motion pictures distributed by the registrant, the registrant's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the registrant's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the registrant's costs and expenses, and thus the capital required by the registrant in its operations and the associated risks faced by the registrant, may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the registrant with the Securities and Exchange Commission. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the registrant. The registrant does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the registrant over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Overseas Filmgroup, Inc., a Delaware corporation, (the "Company") is an independent film company that specializes in the acquisition and worldwide license, sale or distribution of distribution rights to independently produced feature films in a wide variety of genres (including action, "art-house," comedy, drama, foreign language, science fiction and thrillers). The Company's executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069, and its telephone number is (310) 855-1199.

     In October 1996, the Company merged with Overseas Filmgroup, Inc. ("Pre-Merger Overseas") (the "Merger"), with the Company as the surviving corporation in the Merger. Upon consummation of the Merger, the Company changed its name to "Overseas Filmgroup, Inc.", and succeeded to the business and operations of Pre-Merger Overseas which had been established in 1980. Unless otherwise specifically indicated or the context otherwise requires, the term "Company," refers to the Registrant, Overseas Filmgroup, Inc., and its wholly owned subsidiaries and references to the operations of the Company are to the operations of Pre-Merger Overseas through the date of the Merger and to the combined company following the Merger.

     The Company has accumulated a library of distribution rights (including sales agency rights) in various media and markets to approximately 232 feature films. See "The Company's Film Library of Distribution Rights" below. Most of these motion pictures have had direct negative costs of between $1,000,000 and $7,000,000. This is substantially below the average direct negative cost of films produced by the major studios, which was approximately $51.5 million. The Company primarily has focused on licensing distribution rights (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors in the major international territories or regions. These activities accounted for approximately 67.6% of the Company's total revenues in 1999. In recent years, the Company has been increasingly active in acquiring domestic distribution rights. The Company has engaged directly in domestic theatrical distribution (i.e., booking motion pictures with theatrical exhibitors, arranging for the manufacture of release prints from the film negative and promoting such motion pictures with advertising and publicity campaigns) through the Company's domestic theatrical releasing division, First Look Pictures. First Look Pictures has released films such as A MAP OF THE WORLD (produced by Kathleen Kennedy and Frank Marshall and starring Sigourney Weaver and Julianne Moore), MARCELLO MASTRIONI (I REMEMBER) (a documentary featuring the life and work of Marcello Mastrioni), MRS. DALLOWAY (starring Vanessa Redgrave, Rupert Graves, and Natascha McElhone), ANTONIA'S LINE (winner of the 1996 Academy Award for Best Foreign Language Film), THE DESIGNATED MOURNER (starring Mike Nichols, Miranda Richardson and David De Keyser), INFINITY (directed by Matthew Broderick, starring Matthew Broderick and Patricia Arquette), THE SECRET OF ROAN INISH (the critically acclaimed film by the noted director, John Sayles), THE SCENT OF GREEN PAPAYA (which was nominated for the 1994 Academy Award for Best Foreign Language Film) and PARTY GIRL (which the Company believes was the first theatrical motion picture broadcast over the Internet).

     The Company began its operations by acting primarily as a foreign sales agent, licensing distribution rights in markets outside the United States to independently produced films which were fully financed and continued to be owned by others, in exchange for a sales agency fee. In addition, sometimes the Company acquires from independent producers the distribution rights in a film for a specified term in one or more territories and media and receives a distribution fee in connection with its licensing activities. The Company occasionally commits to pay an independent producer a minimum guaranteed payment ranging from approximately $100,000 to $5,000,000 (a "minimum guarantee") at or after delivery of the completed film to the Company, which represents varying portions, including at times all or substantially all of a film's production costs. These minimum guarantees may enable the independent producer to obtain financing for its project and often results in the Company controlling more of the distribution rights in the film and receiving more favorable distribution terms. The Company also has selectively produced certain of the motion pictures distributed by it, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

RECENT DEVELOPMENTS

     The Company and Coutts & Co. and Bankgesellschaft Berlin A.G. (the "Banks") have amended (the "2000 Amendment") its existing credit facility (the "Coutts Facility") such that: (1) the expiration of the Coutts Facility and the maturity dates of outstanding borrowings have been extended until April 15, 2001; (2) the borrowing limitations imposed by the 1998 amendment to the Coutts Facility, which prohibit additional borrowing under the Coutts Facility, remain in full force and effect through April 15, 2001; (3) $190,000 of accrued and unpaid fees relating to the 1999 amendment to the Coutts Facility are due upon the earlier of the date the Company has secured a new credit facility which, as a result, will refinance the Coutts Facility or July 31, 2000; and (4) the Banks waive non-compliance by the Company of certain provisions of the Coutts Facility.

     In light of restrictions imposed by the Banks in 1998, the Company has sought to replace the Coutts Facility and has entered into a commitment letter (the "Commitment Letter") with Chase Securities, Inc. ("Chase") whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five-year revolving credit facility in an aggregate amount of up to $30,000,000 (the "Chase Facility"). Under the terms of the Commitment Letter, The Chase Manhattan Bank ("CMB") has commited to provide up to $10,000,000 toward the total Chase Facility. However, it is a condition to CMB's commitment that the portion of the Chase Facility not provided by CMB shall be provided by other lenders and no assurance can be given that Chase will secure the additional lenders. Under the terms of the Commitment Letter, the proceeds of the Chase Facility are anticipated to be used: (1) to refinance indebtedness under the Coutts Facility, (2) to finance the production and/or acquisition of theatrical, video or television product; and (3) for working capital and other general corporate purposes. Additionally, under the terms of the Chase Facility, the Company would be able to borrow, repay and reborrow for five years after the closing date of the Chase Facility. The collateral to be provided to Chase would be a first priority security interest in all assets of the Company. No assurance can be given that the Chase Facility will ultimately be concluded, or if concluded, will be concluded on terms as outlined above.

     The Company also has sought additional equity capital and, to that end, is currently involved in negotiations regarding a potential equity investment in the Company. No assurance can be given that additional capital will be available or available on terms advantageous to the Company.

     For additional information regarding the Coutts Facility and the Company's capital needs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

STRATEGIC OBJECTIVES

     Although the Company has operated under the constraints of having little or no available debt financing from its current lender, the Company has acquired the sales or distribution rights to thirteen films (representing an estimated $65,000,000 of aggregate production costs) which were first available for distribution in 1999 and an additional three films (representing an estimated $11,000,000 in aggregate production costs) which are expected to be made available for distribution in 2000. However, the Company's continued debt level and related interest costs as well as the restrictions imposed by the Company's lenders have significantly impacted the Company's cash flow and operations. The Company also continues to be impacted by (1) changes in the marketplace for independent films, including the reduced demand by retail video stores and video subdistributors worldwide for films that have not had significant (or any) theatrical release, (2) the slow but improving return of demand for film rights in Asia due to the region's still lingering economic downturn and (3) the overabundance of lower budget independent film product made available in part due to the availability of financing sources for such films including "gap financing" and insurance backed financing structures. To seek to improve the Company's cash flow and address these changes in the marketplace, as well as in response to the operating limitations imposed by the Coutts Facility, the Company has continued to adhere to the following operational strategies:

o SEEK TO LIMIT RISK BY: (1) LIMITING INVESTMENT IN ACQUISITION COSTS AND FILM PRODUCTION AND (2) CONTINUING TO ACQUIRE SALES AND DISTRIBUTION RIGHTS WHICH DRAW UPON THE COMPANY'S EXPERTISE IN SALES AND ABILITY TO ARRANGE EQUITY AND OTHER FINANCING FOR THE PRODUCTION OF FILMS, INCLUDING PRE-SALES. In early 1998, the Company began to alter the frequency in which it engages in various acquisition, distribution and financing arrangements. The Company presently intends to:

     o Continue to act as sales agent or engage in "straight distribution" (i.e., licensing distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory or territories and media without a minimum guarantee commitment) whereby a film is produced with funds provided by other parties and not by the Company.

     o Continue to act on behalf of producers to locate and arrange equity sources (including investors, producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers), co-production and co-financing sources, pre-sales, "gap financing" (arrangements where a lender lends a portion of the acquisition or production funds based upon the Company's estimated value of unsold distribution rights), insurance backed financing arrangements (arrangements where an insurance company insures a lender or other financier against loss from the sales of unsold rights) and other resources available for production of motion pictures in exchange for the sales and/or distribution rights to the related films and/or fees.

     o Limit the instances in which the Company itself produces motion picture projects. The Company currently does not have any plans to produce any motion picture projects itself in 2000.

     o Limit the number of films for which the Company provides minimum guarantees, and subject to reevaluation in the event that Company secures a refinancing and/or equity investment.

     o Limit the situations in which the Company participates in co-financing arrangements, and in which the Company, in combination with other equity providers, commits to fund a portion of a particular film's production costs.

     o Limit the number of films First Look Pictures releases annually. In 1999, First Look Pictures released two motion pictures. The Company currently plans for First Look Pictures to release one motion picture in 2000. However, the Company currently anticipates that it will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release.

o ACQUIRE FILMS THAT THE COMPANY BELIEVES ARE LIKELY TO MERIT A THEATRICAL RELEASE OR ARE SUITABLE FOR INITIAL RELEASE ON BASIC AND PAY TELEVISION. The Company currently intends to:

     o Acquire films with recognizable cast, directors and producers and greater production values (often through offering greater creative opportunity to talent than major studios offer or as a result of larger budgets) which may accordingly have broader appeal in the competitive theatrical market while attempting to limit the Company's exposure with respect to acquisition and/or production costs through pre-sales, "gap financing," insurance backed production structures and other third party equity sources.

     o Acquire films that are oriented to basic and pay television programming needs including films with lower budgets and in specifically oriented genres, such as action films.

     o Further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies.

o MAINTAIN A COST CONSCIOUSNESS IN ACQUISITION, FINANCING AND DISTRIBUTION ACTIVITIES. The Company currently intends to:

     o    Consider possible additional reductions in overhead.

     o Seek to develop relationships with emerging and established talent and to maintain relationships with independent producers with reputations for producing high quality films while also controlling costs.

o OBTAIN ADDITIONAL SOURCES OF CAPITAL. The Company has explored options relating to refinancing of the Coutts Facility and has signed a commitment letter with Chase whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five-year revolving credit facility in an aggregate amount of up to $30,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition to seeking alternate debt financing, the Company also has sought additional equity capital and, to that end, is currently involved in negotiations regarding a potential equity investment in the Company. No assurance can be given that such financing, the refinancing of the Coutts Facility or the closing of the Chase Facility will ultimately be concluded or available or will be available on terms advantageous to the Company.

     For additional information about these operational strategies, see "-Motion Picture Distribution by the Company," "-Acquisition of Rights by the Company, Production and Financing" and "Management's Discussion and Analysis of

Financial Condition and Results of Operations." No assurances can be given that any or all of such strategies will be fully or partially realized, as their successful implementation depends upon, among other things, the ability of the Company's management to implement these strategies and the availability of sufficient capital.

THE MOTION PICTURE INDUSTRY

     The motion picture industry consists of two principal activities: production, which involves the development, financing and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, both domestically and internationally. The United States motion picture industry is dominated by the major studios, including The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers Inc., Universal Pictures, Twentieth Century Fox, Sony Pictures Entertainment, and MGM/UA. The major studios, which historically have produced and distributed the vast majority of high grossing theatrical motion pictures released annually in the United States, are typically large diversified corporations that have strong relationships with creative talent, television broadcasters and channels, Internet service providers, theatrical exhibitors and others involved in the entertainment industry. The major studios also typically have extensive national or worldwide distribution organizations and own extensive motion picture libraries. Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications. The major studios also may own or are affiliated with companies that own other entertainment related assets such as music and merchandising operations and theme parks. The major studios' motion picture libraries and other entertainment assets may provide a stable source of earnings which can offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

     During the past 15 years, independent production and distribution companies (many with financial and other ties to the major studios) have played an important role in the production and distribution of motion pictures for the worldwide feature film market, including Miramax Films Corporation (CIDER HOUSE RULES, the SCREAM film series and SHAKESPEARE IN LOVE), now affiliated with The Walt Disney Company; New Line Cinema Corporation/Fine Line Features (the AUSTIN POWERS films, THE MASK, TEENAGE MUTANT NINJA TURTLES and the NIGHTMARE ON ELM STREET series), now affiliated with Time Warner Entertainment Company, L.P.; October Films (SECRETS & LIES, BREAKING THE WAVES), which, along with Gramercy Pictures (DEAD MAN WALKING, FARGO) is part of USA Films and USA Network; Orion Pictures (THE SILENCE OF THE LAMBS), now affiliated with MGM/UA; Artisan Entertainment Inc. (THE BLAIR WITCH PROJECT); and Lion's Gate Films (DOGMA, GODS AND MONSTERS and AFFLICTION). As a result of consolidation in the domestic motion picture industry, a number of previously independent producers and distributors have been acquired or are otherwise affiliated with major studios. However, there are also a large number of other production and distribution companies that produce and/or distribute motion pictures which have not been acquired or become affiliated with the major studios. In contrast to the major studios, independent production and/or distribution companies generally produce and/or distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, or associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

     The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. From 1989 to 1999, international revenues of motion picture distributors from filmed entertainment grew from approximately $4.7 billion in 1989 to approximately $30 billion in 1999. This growth has been due to a number of factors, including the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players and growth in the number of foreign theater screens.

     Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Russia, Japan, Spain, and the United Kingdom have substantial indigenous film industries. In a number of these countries, as in the United States, the film (and in some cases the entertainment) industry is dominated by a small number of companies that are often large, diversified companies with production and distribution operations. However, like in the United States, in most of these countries there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films, such as LIFE IS BEAUTIFUL, LIKE WATER FOR CHOCOLATE, IL POSTINO (the Postman) and ANTONIA'S LINE, and foreign English-language films, such as WAKING NED DEVINE, THE FULL MONTY, HILLARY AND JACKIE, WINGS OF THE DOVE, THE ENGLISH PATIENT, SHINE, FOUR WEDDINGS AND A FUNERAL, THE CRYING GAME and CROCODILE DUNDEE appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis as such films draw a specialized audience for which the appeal of such films has decreased substantially in recent years.

MOTION PICTURE PRODUCTION

     The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived by a writer and acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget also are prepared during this phase. Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guaranties, if necessary; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography (the actual filming of the screenplay) generally extends from eight to sixteen weeks for a film produced by a major studio and often for a significantly shorter period (sometimes as little as four to eight weeks) for low budget films and films produced by independent production companies, depending in each case upon factors such as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography (the post-production phase), the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and pictures are synchronized. This results in the production of a negative from which release prints of the motion picture are made.

     Production costs consist primarily of acquiring or developing the screenplay, compensation of creative and other production personnel, film studio and location rentals, equipment rentals, film stock and other costs incurred in principal photography, and post-production costs, including the creation of special effects and music. Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in direct production costs. The major studios generally fund production costs from cash flow generated by motion pictures and related activities or, in some cases, from unrelated businesses or through off-balance sheet methods. Substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, also must be funded. Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a picture-by-picture basis. As a result, these companies do not own sound stages and related production facilities, and, accordingly, do not have the fixed payroll, general administrative and other expenses resulting from ownership and operation of a studio. Independent production companies also may finance their production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, pre-licensing of distribution rights, foreign government subsidies, equity offerings and joint ventures. Independent production companies generally attempt to obtain all or a substantial portion of their financing of a motion picture prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     As part of obtaining financing for its films, an independent production company often is required by its lenders and distributors who advance production funds to obtain a completion bond or production completion insurance from an acceptable completion guarantor which names the lenders and applicable distributors as beneficiaries. The guarantor assures the completion of the particular motion picture on a certain date, and if the motion picture cannot be completed for the agreed upon budgeted cost, the completion guarantor is obligated to pay the additional costs necessary to complete the picture by the agreed upon delivery date. If the completion guarantor fails to timely complete and deliver such motion picture on or before the agreed upon delivery date, the completion guarantor is required to pay the lenders and distributor, if applicable, an amount equal to the aggregate amount the lenders and distributor have loaned or advanced to the independent producer.

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

     Major studios and independent film companies in the United States typically incur obligations to pay residuals to various guilds and unions including the Screen Actors Guild, the Directors Guild of America and the Writers Guild of America. Residuals are payments required to be made on a picture-by-picture basis by the motion picture producer to the various guilds and unions arising from the exploitation of a motion picture in markets other than the primary intended market for such picture. Residuals are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets. The guilds and unions typically obtain a security interest in all rights of the producer in the motion picture being exploited to ensure satisfaction of the residuals obligation. This security interest usually is subordinate to the security interest of the lenders financing the production cost of the motion picture and the completion bond company guaranteeing completion of the motion picture. Under a producer's agreement with the guilds and unions, the producer of a motion picture may transfer the obligation to pay the residuals to a distributor if the distributor assumes the obligation to make the residual payment. If the distributor does not assume those obligations, the producer is obligated to pay those residuals.

MOTION PICTURE DISTRIBUTION

     GENERAL. Distribution of a motion picture involves domestic and international licensing of the picture for (1) theatrical exhibition, (2) videocassettes, laser discs and digital video discs (DVD), (3) presentation on television, including pay-per-view, basic and premium cable, network, syndication or satellite, (4) marketing of the other rights in the picture and underlying literary property, which may include books, CD-ROM, merchandising and soundtracks, (5) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities and (6) exploitation via the Internet, which is still evolving. Although releases by the major studios typically are licensed and fully exploited in all of the foregoing media, films produced or distributed by independent film companies often are not exploited in all such media. For example, certain films may not receive theatrical exhibition in the United States or various other territories and instead may be released on home video or as a pay television premiere or otherwise be exploited on a pay television service (in certain limited circumstances followed by a theatrical release).

     Production companies with distribution divisions, such as the major studios, typically distribute their motion pictures themselves. Production companies without distribution divisions may retain the services of sales agents or distributors to exploit the motion pictures produced by them in selected or all media and territories. Distribution companies may directly exploit distribution rights licensed to, or otherwise acquired by them, for example, by booking motion pictures with theatrical exhibitors or selling videocassettes to video retailers. Alternatively, they may grant sub-licenses to domestic or foreign sub-distributors to exploit completed motion pictures in particular territories and/or media.

     ACQUISITION OF DISTRIBUTION RIGHTS. A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture, but instead acts as an agent on behalf of the producer or rights owner to license distribution rights to such motion picture to distributors on behalf of the producer or rights owner in exchange for a sales agency fee. This fee typically is computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by exploitation of the motion picture by the distributor. The distributor, at times, may agree to pay the producer of the motion picture a certain advance or minimum guarantee upon the delivery of the completed motion picture, which amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. In general, after receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor pays the remainder of revenues in excess of an ongoing distribution fee to the producer of the motion picture. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture which provide for payment of a minimum guarantee (often referred to as the "pre-licensing" or "pre-selling" of film rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the advance or minimum guarantee as collateral to borrow production funding. In the past, pre-selling of film rights provided a means for financing film production; however, the ability to pre-sell film rights in various territories and media, the amount of pre-sales that can be obtained in certain territories and media and thus the percentage of a film's budget that can be covered with pre-sales fluctuates. In recent years, independent film companies generally have not been able to pre-sell as great a percentage of a film's budget as they have in past years. The producer may also at times be able to acquire additional production funds through gap financing. Although gap financing currently is being made available by multiple lenders, certain banks previously providing such forms of financing no longer do so and many banks that have provided gap financing have become more conservative in their approach to such lending practices. As a result, there can be no assurance that lenders will continue to make funds available on this basis. In some circumstances, the distributor is entitled to recoup any unrecouped costs and advances from a film licensed to such distributor from the revenues from another film or films also licensed to the distributor, commonly known as "cross collateralizing."

     In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor also may acquire all or a portion of the copyright in the motion picture or license certain distribution rights in perpetuity. Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to pay a specified minimum guaranteed amount to a production company in exchange for all rights to the film upon completion of production and delivery of the film. The production company normally finances production of the motion picture pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company's right to payment of the minimum guarantee and is granted a security interest in the film and in the production company's rights under its arrangement with the studio or independent film company. When the major studio or independent film company "picks up" the completed motion picture, it pays the minimum guarantee or assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the production company is paid a production fee and generally is granted a participation in net revenues from distribution of the motion picture.

     THE DISTRIBUTION CYCLE. Concurrently with their release in the United States, motion pictures generally are released in Canada and also may be released in one or more other international markets. Generally, a motion picture that is released theatrically is typically available for distribution in other media during its initial distribution cycle as follows:

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

         Domestic home video and DVD (initial release)             4-6 months

         Domestic pay-per-view                                     6-9 months

         International home video and DVD (initial release)        6-12 months

         Domestic pay television                                   9-10 months

         International television (pay or free)                    18-24 months

         Domestic free television*                                 30-33 months

     Films often remain in distribution for varying periods of time. For example, motion pictures that are released theatrically can play in theaters for several weeks following their initial release (for major studios) or, at times, including in the case of certain successful "art-house" films that are released on a limited basis, for several months. On the other hand, unsuccessful films may play in theaters only for a short period of time. Once released on videocassette, a motion picture may remain available on videocassette for many years. Similarly a motion picture can be licensed to various forms of television for many years after its first release. The release periods set forth above represent standard "holdback periods". A holdback period with respect to a certain media in which the motion picture is being released represents a stipulated period of time during which release of the motion picture in other media is prevented to allow the motion picture to maximize its value in the media in which it is currently being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis; however, the periods set forth above represent the Company's estimate of typical current holdback periods in the motion picture industry.

     In general, if a film is not released theatrically in the United States and instead is first released on domestic home video, television exploitation generally does not commence until four to eight months after such video release. Thereafter, the same general release patterns indicated in the table above typically apply. If a film premieres on United States pay television, the pay television service typically is licensed a four to six week exclusive airing period. The license will generally provide for limited airings (defined as five to eight exhibition days with multiple airings permitted on each exhibition day). The provisions of such license also usually provide for the pay television service to receive subsequent airing periods following a period in which the film can be released on video (or sometimes even theatrically) and a period during which the film may be broadcast on free television.

     A substantial portion of a film's ultimate revenues are generated in a film's initial distribution cycle (generally the first five years after the film's initial domestic release), which typically includes theatrical, video, and pay and free television. Commercially successful motion pictures, however, may continue to generate revenues after the film's initial distribution cycle from the re-licensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and technologies and in emerging markets. Although there has been a substantial increase over the past fifteen years in the revenues generated from the licensing of rights in ancillary media such as home video, DVD, cable and pay-per-view, the theatrical success of a motion picture remains a significant factor in generating revenues in foreign markets and in other media such as video and television. For example, retail video stores currently purchase fewer copies of videocassettes of motion pictures which have not been theatrically released, and purchase more copies of major studio theatrical hits.

     THEATRICAL. The theatrical distribution of a motion picture, whether in the United States or internationally, involves the licensing and booking of the motion picture to movie theatres, the promotion of the picture through advertising and publicity campaigns and the manufacture of release prints from the film negative. Expenditures on these activities, particularly on promotion and advertising, are often substantial and may have a significant impact on the ultimate success of the film's theatrical release. In addition, such


________________________
*  Includes network, barter syndication, syndication and basic cable.

expenditures can vary significantly, depending upon the markets and regions where the film is distributed, the media used to promote the film (newspaper, television and radio), the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. With a release by a major studio, the vast majority of these costs (primarily advertising costs) are incurred prior to the first weekend of the film's domestic theatrical release. Accordingly, there is not necessarily a correlation between these costs and the film's ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Christmas holidays, and in the most popular theaters may affect the theatrical success of a picture. Films distributed theatrically by an independent film company are sometimes released on a more limited basis which, in some circumstances, allows the distributor to defer certain marketing costs until it is able to assess the initial public acceptance of the film.

     While arrangements for the exhibition of a film vary greatly, there are certain economic relationships generally applicable to theatrical distribution. Theater owners (the "exhibitors") retain a portion of the admissions paid at the box office ("gross box office receipts"). The share of the gross box office receipts retained by an exhibitor generally includes a fixed amount per week (in part to cover overhead), plus a percentage of receipts that generally increases over time. Although these percentages vary widely, an exhibitor's share of a particular film's revenues generally will be approximately 60% to 65% of gross box office receipts. The balance ("gross film rentals") is remitted to the distributor. The distributor then retains a distribution fee (typically 30-35%) from the gross film rentals and recoups the costs incurred in distributing the film, which consist primarily of marketing and advertising costs and the cost of release prints for exhibition. The balance of gross film rentals, after deducting distribution fees and distribution costs recouped by the distributors, is then applied against the recoupment of any advance paid for the distribution rights (with interest thereon) and the balance is remitted to the producer or other rights owner of the film.

     HOME VIDEO. A motion picture released theatrically typically becomes available for videocassette distribution within four to six months after its initial domestic theatrical release. As indicated above, certain films are not initially released theatrically but may instead initially be released to home video. Given the increasing preference of retail video stores for successful theatrical releases, it has become increasingly difficult to secure the initial release of a film directly to home video, and the economic opportunity for such films where such a release is obtained has greatly diminished.

     Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers that rent or sell videocassettes to consumers primarily for home viewing. Most films initially are made available in videocassette form at a wholesale price of approximately $50 to $75 per videocassette and are sold at that price primarily to wholesalers who then sell to video rental stores at a price of approximately $75 to $105 per videocassette, which rent the cassettes to consumers. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These sell-through arrangements are used most often with films that will appeal to a broad marketplace or to children. A few major releases with broad appeal initially may be offered by a film company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. In the past, owners of films did not share in rental income. However, video distributors recently have begun to enter into revenue sharing arrangements with certain retail stores. Under such arrangements, videocassettes are sold at a reduced price to video rental stores (usually $8 to $10 per videocassette) and a percentage of the rental revenue is then shared with the owners or licensors of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

     TELEVISION. Television rights for films initially released theatrically are, if such films have broad appeal, generally licensed first to pay-per-view for an exhibition period within six to nine months following initial domestic theatrical release, then to pay television approximately 12 to 15 months after initial domestic theatrical release, thereafter in certain cases to network television for an exhibition period, and then to pay television again. These films are then syndicated to either independent stations or basic cable outlets. Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable television subscribers to view such services as HBO/Cinemax, Showtime/The Movie Channel, Encore Media Services or others offered by their cable system operators for a monthly subscription fee. Pay-per-view and pay television is now delivered not only by cable, but also by satellite transmission, and films generally are licensed in both such media. Certain films that are not initially released in the domestic theatrical market may premiere instead on pay television followed in some limited circumstances by theatrical release. Groups of motion pictures often are packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing packages may be received over a period that extends beyond five years from the initial domestic theatrical release of a particular film. Motion pictures also are licensed and packaged by producers and distributors for television broadcast in international markets by government owned or privately owned television studios and networks. Pay television is less developed outside the United States, but is experiencing significant international growth. The prominent foreign pay television services include Canal+, Premiere, STAR TV, British Sky Broadcasting and the international operations of several U.S. cable services, including HBO, the Disney Channel and Turner Broadcasting.

     NON-THEATRICAL AND OTHER RIGHTS. Films may be licensed for use by airlines, schools, public libraries, community groups, the military, correctional facilities, ships at sea and others. Music contained in a film may be licensed for sound recording, public performance and sheet music publication. Rights in motion pictures may be licensed to merchandisers for the manufacture of products such as toys, T-shirts, posters and other merchandise. Rights also may be licensed to create novels from a screenplay and to generate other related book publications, as well as interactive games on platforms such as CD-ROM and CD-I.

MOTION PICTURE DISTRIBUTION BY THE COMPANY

     INTERNATIONAL DISTRIBUTION. Management of the Company has considerable expertise in international distribution. Ellen Dinerman Little and Robert B. Little, the Company's senior executive officers and founders of its operations, have substantial experience in the business of licensing motion pictures for distribution outside the United States and have been active in international motion picture sales since 1975. Over the past 25 years, they have developed, through their foreign sales activities, relationships with distributors in most significant territories. In addition, the Company is a founding member of the American Film Marketing Association, which sponsors the American Film Market, one of the three major annual international film markets attended by significant international and regional distributors. The Company generally participates annually with a sales office at all three major film markets (the American Film Market, the Cannes Film Festival and MIFED), as well as the major television (NATPE, MIP, MIPCOM) and video (VSDA) markets. From time to time, the Company also may engage independent representatives to assist the Company in acquiring and/or licensing motion picture rights.

     With respect to international territories, the Company licenses distribution rights in various media (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors on either an individual rights basis or grouped in various combinations of rights. These rights are licensed by the Company to numerous sub-distributors in international territories or regions either on a picture-by-picture basis or, in certain circumstances, with respect to a number of motion pictures pursuant to output arrangements. Currently, the most important international territories for the Company are Australia, the Benelux countries, Canada, France, Germany, Italy, Scandinavia, Spain and the United Kingdom. Japan and South Korea also have been important territories to the Company in the past; however, the economic downturn in Asia in recent years has resulted in significantly decreased demand in Japan, Korea and other Southeast Asian territories. This has resulted in fewer sales and licensing transactions with respect to those territories than in prior years and, significantly less advantageous terms to the Company when deals are concluded, compared to prior years. As a result the Company is generally unable to depend on such Southeast Asian territories (especially South Korea) for any significant pre-sales (or other collateral value) for use in arranging financing for production of motion pictures. In addition certain contracts the Company had with subdistributors for these territories have been renegotiated or cancelled. See Note 11 of Notes to the Company's Consolidated Financial Statements for certain geographic information regarding the Company's foreign distribution activities.

     The terms of the Company's license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single or multiple motion pictures. Most of the Company's license agreements provide that the Company will receive a minimum guarantee from the foreign sub-distributor with all or a majority of such minimum guarantee paid prior to, or upon delivery of, the film to the sub-distributor for release in the particular territory. The remainder of any unpaid minimum guarantee is generally payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recouped by the sub-distributor out of the revenues generated from exploitation of the picture in such territory. The foreign sub-distributor retains a negotiated distribution fee (generally measured as a percentage of the gross revenues generated from its distribution of the motion picture), recoups its distribution expenses and the minimum guarantee and ultimately remits to the Company the remainder of any receipts in excess of the distributor's ongoing distribution fee. The Company must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee.

     In certain situations, the Company does not receive a minimum guarantee from the foreign sub-distributor and instead negotiates terms which usually result in an allocation of gross revenues between the sub-distributor and the Company. Typically the terms of such an arrangement provide for the sub-distributor to retain an ongoing distribution fee (calculated as a percentage of gross receipts of the sub-distributor in the territory), recoup its expenses and pay remaining receipts in excess of the ongoing distribution fee to the Company. Alternatively, which is often with respect to video rights, the terms may provide for a royalty to be paid to the Company calculated as a percentage of the gross receipts of the sub-distributor from exploitation of the video rights without deduction for the sub-distributor's distribution expenses.

     At times, the Company enters into output arrangements with local foreign distributors whereby the foreign sub-distributor receives the right, typically for a specified period and/or number of motion pictures, to distribute in a particular territory, in designated media, motion pictures released by the Company. In some circumstances, a minimum guarantee is paid by the foreign sub-distributor to the Company on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production or acquisition cost of each picture. The Company is currently a party to an output arrangement with Polygram Pictures Limited which has been bought by Universal Pictures (Australasia) Pty. Ltd. Under this arrangement, Polygram Pictures Limited has the right to distribute the Company's motion pictures in all media in Australia and New Zealand for a term ending on December 20, 2000 and, in certain circumstances, is obligated to pay a minimum guarantee for a particular picture. For a discussion of additional considerations regarding the Company's international distribution activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Exchange Rate Considerations."

     DOMESTIC DISTRIBUTION. In addition to obtaining foreign distribution rights, the Company has in recent years been increasingly active in acquiring domestic distribution rights. During 1999, various distribution rights to approximately thirteen films, including various domestic distribution rights in nine films, became available for the first time to the Company for licensing or distribution. The Company exploits its domestic distribution rights in a variety of ways. In 1993, the Company's domestic theatrical releasing operation, First Look Pictures, was established. Not all of the films distributed by the Company, however, receive domestic theatrical release by First Look Pictures or otherwise. Some films are licensed by the Company to domestic sub-distributors for release initially on video or, in certain circumstances, the Company licenses films initially to pay television services to premiere on pay television (cable and/or satellite). In 1999, the Company released one of the films that first became available to the Company in 1999 theatrically through First Look Pictures and anticipates that First Look Pictures only will release one other film theatrically that first became available to the Company in 1999 for licensing or distribution and for which the Company controls various domestic distribution rights. Of the nine films that first became available to the Company in 1999 for licensing or distribution in the domestic market, one was licensed to a third party domestic distributor for theatrical and other exploitation and six were or are intended to be released straight to video.

     The Company currently is licensing domestic video rights to films on a film-by-film basis or in small groupings of films to various subdistributors, including Blockbuster, Inc., USA Films, Win-Star TV & Video and Unapix Entertainment, Inc. In addition, the Company has broadened First Look Pictures' role in the video market. First Look Pictures released six films in 1999 and currently plans to release twenty films in 2000 on video itself. The Company will continue to evaluate the benefits of having First Look Pictures release films on video itself on a film-by-film basis in order to maximize the value of the Company's growing film library of 232 titles.

     The Company licenses distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, pay-per-view services and basic cable services, including USA, Lifetime, Bravo and the Independent Film Channel. Although the Company has not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, it controls these rights to a significant portion of the films in its library and has licensed these rights in certain films to third parties.

     In some cases, the Company will license the right to distribute a film domestically in multiple media to a major studio, a division of a major studio or an independent distributor. Although the terms of these licenses vary, typically the Company will be paid a minimum guarantee. The sub-distributor then retains a distribution fee (measured as a percentage of the gross receipts received by the sub-distributor from exploitation of the film), recoups its distribution costs and the advance paid to the Company, and ultimately remits to the Company the remainder of any receipts in excess of an ongoing distribution fee.

     The Company does not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors, thus increasing the Company's reliance on the actual financial performance of the film being distributed. In some circumstances, whether the Company receives a minimum guarantee depends upon the media. For example, the Company is increasingly (particularly with respect to motion pictures which have not been theatrically released) entering into video distribution arrangements with sub-distributors where no minimum guarantee is paid to the Company or where the minimum guarantee paid to the Company is significantly smaller than those paid to the Company for similar films in the past. In addition, even if the Company does obtain minimum guarantees from its sub-distributors, such minimum guarantees do not assure the profitability of the Company's motion pictures or the Company's operations. Additional revenues may be necessary from distribution of a motion picture in order to enable the Company to recoup any investment in such motion picture in excess of the aggregate minimum guarantees obtained from sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by the Company and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of the risk to the Company from unsuccessful films, it also may result in the Company receiving lower revenues with respect to highly successful films than if such licensing of distribution rights were made upon different terms that, for example, might have provided lower minimum guarantees to the Company but also provided a lower distribution fee (i.e., a lower percentage of gross revenues) to the sub-distributor.

     FIRST LOOK PICTURES. The Company has directly distributed some of the motion pictures for which it controls domestic rights to theaters throughout the United States under the name First Look Pictures. Through April 11, 2000, 21 films have been released through First Look Pictures (including two in 1999). Although some of First Look Pictures' future releases may appeal to a wide audience, many of the First Look Pictures' releases to date have been specialized motion pictures generally characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences including foreign language films and so called "art-house" films.

     Management of the Company believes that the Company can benefit in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from distribution of the motion picture in ancillary media and foreign markets. For example, retail video stores purchase few copies of videocassettes of motion pictures that have not been theatrically released. In addition, the Company believes it is generally able to obtain more favorable distribution terms in its agreements with foreign sub-distributors and domestic sub-distributors in other media (e.g., pay television) with respect to motion pictures that have been theatrically released in the United States. Management of the Company also believes that, in some cases, its First Look Pictures operations enable the Company to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. In addition, management of the Company believes that its ability to release a film theatrically in the U.S. enables the Company to attract more recognizable talent, higher profile producers and more promising motion picture projects for both domestic and foreign distribution and that by theatrically releasing films itself in the United States, the Company can retain a significantly greater share of the revenue from domestic media in the event of a highly successful theatrical release.

     Despite the significant potential advantages to distributing motion pictures directly in the domestic theatrical market, given the disappointing results of the six 1997 First Look Pictures releases (none of which generated more than $211,000 in domestic box office receipts), increased industry-wide print and advertising costs, the restrictions imposed by the Coutts Facility (which does not permit borrowing under the credit facility for prints and advertising costs and which require the consent of the Company's lenders before print and advertising commitments can be made), and the Company's desire to improve cash flow, since 1998 the Company has reduced the number of First Look Pictures films released. In most circumstances, the Company will not proceed with a First Look Pictures release unless outside sources of funds for print and advertising costs are available to the Company in connection with such release. The Company presently anticipates one First Look Pictures release in 2000 compared to two in 1999. The funds for print and advertising costs of one of First Look Pictures' releases, A MAP OF THE WORLD, were provided by an unaffiliated third party investor and such funds are to be repaid from revenues generated by the film in the U.S. market and are secured by such revenues. The Company is currently in discussions with various third parties to obtain other possible sources of funds for print and advertising expenses, however, there can be no assurance that any such sources will be available to the Company.

     Films distributed theatrically in the United States by First Look Pictures typically have been released on a limited basis (initially less than 100 screens) and in selected cities, expanding to new cities or regions based upon the performance of the film. In some circumstances, films are released in new cities as prints become available from cities where the engagement has closed, reducing the number of prints needed and the aggregate cost of such prints. In select circumstances, the Company may release appropriate films with more mass market appeal on a wide release basis either through First Look Pictures or, more likely, by licensing such film to a domestic distributor with more significant financial and distribution resources.

     The cost to First Look Pictures to distribute a specialized motion picture or "art-house" film on a limited-release basis has typically ranged from approximately $100,000 to $2,000,000. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. Costs for prints, marketing and advertising for the two films initially released by First Look Pictures during 1999 were approximately $1,000,000 and $75,000, respectively. In connection with the acquisition of domestic theatrical rights to a film, the Company occasionally commits to spend no less than a specified minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of such films. Generally, in addition to receiving a distribution fee, the Company is entitled to recoup its print and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and, in certain instances, some cable television advertising. First Look Pictures also relies on local and national publicity, such as reviews or articles in local and national publications and appearances of the film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films must rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

     The success of a domestic theatrical release by First Look Pictures can be affected by a number of factors outside of the Company's control, including audience and critical acceptance, availability of motion picture screens and the success of competing films in release, awards won by First Look Pictures' releases or that of its competition, inclement weather, and competing televised events (such as sporting and news events). As a result of the foregoing, and depending upon audience acceptance of the films distributed through First Look Pictures, the Company expects that, in many cases, it will not recoup all of its distribution expenses or derive any profit solely from domestic theatrical distribution of First Look Pictures' releases. In addition, there can be no assurance that total revenues from any First Look Pictures' release, including revenues derived from such film in ancillary media and international markets, will be sufficient to allow the Company to recoup all of its costs or to realize a profit on such film.

     From January 1, 1999 through April 11, 2000, First Look Pictures released the two motion pictures listed in the following chart. As described below under "Anticipated Releases", First Look Pictures currently plans to release one film in 2000, assuming the availability of funding for the print and advertising costs.

                                                           RELEASED

                                                                                                         RELEASE DATE AND
                                                                                                         DOMESTIC BOX
TITLE                               MAJOR CREATIVE ELEMENTS                     STORYLINE                OFFICE RECEIPTS
A MAP OF THE WORLD                  Producers: Kathleen Kennedy and Frank       A journey to discover    Released on December 3,
                                    Marshall (THE SIXTH SENSE, THE COLOR        the meaning of           1999 for a one week Oscar
                                    PURPLE, E.T.)                               friendship, the          qualifying run and then
                                    Director:  Scott Elliott                    strength of family and   re-released January 21,
                                    Cast:  Sigourney Weaver (the ALIEN          the power of             2000 with domestic box
                                    series, GORILLAS IN THE MIST, WORKING       forgiveness              office receipts of
                                    GIRL), Julianne Moore (THE END OF THE                                approximately $250,000 to
                                    AFFAIR, BOGGIE NIGHTS), Chloe Sevigny                                date.
                                    (BOYS DON'T CRY, THE LAST DAYS OF DISCO).

MARCELLO MASTROIANNI:  I REMEMBER   Director:  Anna Maria Tato                  A documentary about      Released on August 13, 1999
                                                                                Marcello Mastroianni's   with domestic box office
                                                                                memories, joy of         receipts of approximately
                                                                                living, and love of      $93,000.
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


                                                 ANTICIPATED RELEASES

                                                                                                         ANTICIPATED
TITLE                               MAJOR CREATIVE ELEMENTS                     STORYLINE                RELEASE DATE

THE OPPORTUNISTS                    Executive Producer: Jonathan Demme          An ex-con is having a    Summer 2000
                                    (PHILADELPHIA, THAT THING YOU DO)           hard time making ends
                                    Director: Myles Connell                     meet.  An alleged
                                    Cast: Christopher Walken (THE DEER          long-lost Irish cousin
                                    HUNTER, PULP FICTION), Peter McDonald       convinces him to go
                                    (FELICIA'S JOURNEY), Cyndi Lauper (MRS.     along on one more
                                    PARKER AND THE VICIOUS CIRCLE)              heist.


There can be no assurance that the motion picture scheduled for release by First Look Pictures in 2000 or any motion pictures thereafter actually will be released or released in accordance with the anticipated schedule set forth above. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films. As indicated above, the Company currently anticipates releasing films through First Look Pictures, in most situations, only if outside sources of funds are available for print and advertising expenses.

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

     In order to fund the acquisition costs of the films for which it acquires rights, the Company has relied primarily on: (1) the film facilities provided under the Coutts Facility; (2) other lenders willing to finance the contractual minimum guarantee obligations of the Company to the films' producers or rights owners; (3) working capital; (4) pre-sales; (5) gap financing; (6) insurance backed financing structures; and (7) other third party equity sources such as private investors. The lenders under the Coutts Facility have the right to approve each acquisition by the Company. In addition, the film facilities portion of the Coutts Facility (a significant primary source of funds for acquisition of distribution rights by the Company prior to 1998) is, since April 1998, no longer a revolving credit line and sums repaid by the Company cannot be re-borrowed under the Coutts Facility (except that a film facility with respect to the motion picture ILLUMINATA was funded by the Banks). These provisions have necessitated the Company's seeking out and utilizing alternate resources and structures to carry on its acquisition activities. The Company has been able to acquire the sales or distribution rights to thirteen films, representing an estimated $65,000,000 of aggregate production costs, which were first available for distribution in 1999 and an additional three films, representing an estimated $11,000,000 in aggregate production costs, which are expected to be first made available for distribution in 2000. However, there is no assurance that the alternate sources of financing and equity, including gap financing, pre-sales and/or other sources of capital, currently being utilized by the Company will continue to be available to the extent necessary to fund the Company's planned acquisition and distribution goals.

     The films distributed by the Company generally have had direct negative costs ranging from $1,000,000 to $7,000,000. However, from time to time, the Company may acquire rights to, finance or produce motion pictures with direct negative costs and marketing costs below or substantially in excess of the average direct negative costs and marketing costs of the films historically distributed by the Company. In addition, as part of the Company's overall business strategy, it intends to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market, while attempting to limit the Company's exposure with respect to production and acquisition costs through gap financing, insurance backed financing structures and accessing equity sources such as private investors.

     In certain circumstances, the Company acquires limited distribution or sales rights and, in other circumstances, acquires worldwide rights (sometimes including the copyright) to such films. Generally, this depends upon whether the Company agrees to pay the producer or other owner of rights in the film (the "rights owner") a substantial minimum guarantee. As part of its acquisition of theatrical, video and/or television distribution rights, the Company may obtain rights to exploit ancillary rights, such as music or sound track rights, merchandising rights, or rights to produce CD-ROMs or other interactive media products. Although the Company may license these rights to sub-distributors, historically the Company has not derived any significant revenues from these ancillary rights.

     The Company is occasionally appointed as the sales agent for a particular motion picture to license, on behalf of the rights owner, distribution rights in the film to various distributors for exploitation on a territory-by-territory basis. This often occurs in many gap financing arrangements, where a lender lends a portion of the production and/or acquisition funds based upon the Company's estimated value of unsold distribution rights. When the Company acts as a sales agent, it is generally entitled to a sales agency fee which typically ranges from approximately 10% to 20% of the gross revenues from resulting licenses or sales. In such circumstances, the Company generally advances limited funds toward the marketing and distribution of the film (generally ranging from approximately $50,000 to $150,000). In gap financing arrangements, a portion, or sometimes all, of the sales agency fee and some or all of the distribution expenses may be deferred as part of the sales agency arrangement until a specified level of revenues from sale and/or licensing of the particular distribution rights is achieved.

     In some circumstances, the Company acts in much the same manner as a sales agent but, rather than licensing or selling the distribution rights of a particular film to a third party on behalf of the rights owner, the Company itself licenses the distribution rights in the film from the rights owner for exploitation by the Company for a given term in a given territory or territories and media. The fee structure and funds provided for marketing and distribution remain similar to that of a sales agency. As part of the changes in its operational strategy implemented in 1998, the Company has acted in this manner, or as a sales agent, more frequently than in prior years.

     In both a sales agency arrangement and the distribution arrangement described above, the amounts payable by the Company to the rights owner depend upon the Company's success in distributing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company may agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, these minimum guarantees paid by the Company have ranged from approximately $100,000 to $5,000,000, although in some circumstances they may exceed these amounts. Depending upon the particular arrangement, a minimum guarantee may be payable in full at the time of delivery of the completed film to the Company, as in a typical negative pickup arrangement, or in installments following complete delivery of the film to the Company. The rights owner also may receive additional payments as a result of the Company's exploitation of the distribution rights to the film. After receiving a distribution fee (generally a percentage of gross receipts from exploitation of the distribution rights) and recovering its distribution expenses and minimum guarantee, the Company pays the remainder of revenues in excess of an ongoing distribution fee to the rights owner. The Company typically receives a larger share of gross receipts from the distribution of motion pictures for which it has provided a minimum guarantee than when it does not. In addition, at times the minimum guarantee paid by the Company may represent all or a substantial portion of the film's production costs. In those circumstances, such as a typical negative pickup entered into by the Company, the Company generally receives worldwide distribution rights in all media and generally also will obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture. As part of the changes in its operational strategy implemented in 1998, during 1999, the Company did not provide any minimum guarantees which represented the majority of the final production costs of a film or for which the Company otherwise financed all or substantially all of the films' production costs. Additionally, the Company currently intends to limit the number of films for which the Company provides minimum guarantees.

     The Company's commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, the Company's contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank typically will insure delivery of the film to the Company by requiring the producer to purchase a completion guaranty. In order to enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, it also may be necessary for the Company to secure its purchase or acquisition commitment, which, it generally has done by obtaining the issuance of a letter of credit from the Banks. However, as part of the 1998 changes to the Coutts Facility, the Banks are no longer making such letters of credit available, which has limited the Company's ability to act in this capacity and may limit the Company's ability to continue this practice in the future unless the Company can locate other lenders willing to provide such letters of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In certain situations, the production company or producer of a film initially may obtain funds from: (1) other distribution companies that obtain distribution rights in certain media or territories (e.g., the domestic distribution rights or distribution rights in Japan), (2) accessing foreign governmental film industry incentive programs (such as programs offered in the past by England, the Benelux, Germany, Canada, Australia and New Zealand) or (3) by using its own resources or other resources available to it, and then subsequently approach the Company to supply the remaining funds necessary to complete or co-finance the film in exchange for the Company's obtaining the remaining distribution rights to the motion picture. As part of the changes in the Company's operational strategy, the Company presently intends to limit the situations in which the Company participates in co-financing arrangements. In those situations where it participates in a co-financing arrangement, the Company, in combination with other equity providers (including producers, distributors in various territories, various international governmental programs designed to incentivize film production and other equity providers) commit to fund a portion of a particular film's production costs. In addition, the Company also intends to seek to further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies.

     The Company did not produce any of the 13 completed films which first became available to the Company for distribution in 1999, and the Company currently does not have plans to produce motion pictures itself in 2000. In those circumstances where the Company has produced a film, the Company's production subsidiaries typically have obtained production financing by obtaining production loans using the Company's minimum guarantee commitment as collateral, at times secured by a letter of credit issued under the Coutts Facility. The Company attempts to minimize the risks associated with any development and production activities that it conducts in a variety of ways. The Company does not maintain a substantial staff of creative or technical personnel. The Company also does not own or operate sound stage and related production facilities and does not accordingly have the fixed payroll, general and administrative and other expenses resulting from such ownership. In addition, in those circumstances where the Company produces a film, the Company generally attempts to acquire fully developed projects ready for pre-production with, when feasible, completed scripts and directors and/or cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of acquisition by the Company of rights in a project, a producer is not formally or informally committed to a project, the Company also may engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

     The following chart provides information regarding completed motion pictures first made available to the Company for distribution during 1999 other than those films described under "- Motion Picture Distribution by the Company - First Look Pictures" above. For purposes of the chart, "Sales Agency" refers to those situations where the Company licenses distribution rights to third parties on behalf of the rights owner; "Straight Distribution" refers to those situations where the Company itself licenses distribution rights to a film from the rights owner for exploitation by the Company for a given term in a given territory or territories and media; and "Gap Financing" refers to those situations where a lender has lent a portion of the production funds based upon the Company's estimated value of unsold distribution rights. The chart includes acquisitions of rights from unaffiliated production companies or other rights owners, as well as from production companies owned or controlled by the Company.

MOTION PICTURE                                      TYPE OF                 TERRITORIES
TITLE                        GENRE                  ACQUISITION             ACQUIRED                    SELECTED CAST
ESMERALDA COMES BY NIGHT     Romantic Comedy        Straight Distribution   Universe excluding the      Maria Rojo, Claudio Obregon,
                                                                            United States, Canada,      Martha Navarro
                                                                            Latin America, Spain and
                                                                            Portugal

JUST ONE NIGHT               Romantic Comedy        Sales Agency            Universe, excluding the     Timothy Hutton (ORDINARY
                                                                            United States and Canada    PEOPLE, TAPS), Maria Grazia
                                                                                                        Cucinotta (WORLD IS NOT
                                                                                                        ENOUGH, IL POSTINO)

LOVER'S PRAYER               Drama                  Straight Distribution   Universe                    Kristen Dunst (INTERVIEW
                                                                                                        WITH THE VAMPIRE, WAG THE
                                                                                                        DOG), Nick Stahl (THE THIN
                                                                                                        RED LINE, DISTURBING
                                                                                                        BEHAVIOR), Julie Waters
                                                                                                        (EDUCATING RITA, PRICK UP
                                                                                                        YOUR EARS)

MOTION PICTURE                                      TYPE OF                 TERRITORIES
TITLE                        GENRE                  ACQUISITION             ACQUIRED                    SELECTED CAST
MADE MEN                     Action                 Sales Agency            Universe excluding United   James Belushi (WAG THE DOG,
                                                                            States, Canada, Japan and   LAST ACTION HERO), Timothy
                                                                            Germany                     Dalton (JAMES BOND SERIES)


MY FIVE WIVES                Comedy                 Distribution            Universe                    Rodney Dangerfield
                                                                                                        (CADDYSHACK, BACK TO SCHOOL)


THE NIGHT FLIER              Horror                 Sales Agency            United Kingdom, South       Miguel Ferrer (ROBOCOP),
                                                                            Africa and Latin America    Julie Entwisle (IN & OUT)


PARTNERS                     Thriller               Straight Distribution   Universe                    Casper Van Dien (STARSHIP
                                                                                                        TROOPERS, SLEEPY HOLLOW)


RUNNER                       Thriller               Sales Agency/Gap        Universe                    John Goodman (BIG LEBOWSKI,
                                                    Financing                                           RAISING ARIZONA), Courtney
                                                                                                        Cox (THE SCREAM SERIES, ACE
                                                                                                        VENTURA:PET DETECTIVE), Ron
                                                                                                        Eldard (DEEP IMPACT,
                                                                                                        SLEEPERS), Joe Mantegna
                                                                                                        (SEARCHING FOR BOBBY
                                                                                                        FISCHER, GODFATHER PART III)

SECRET LIFE OF GIRLS         Comedy                 Sales Agency            Universe                    Linda Hamilton (THE
                                                                                                        TERMINATOR SERIES, DANTE'S
                                                                                                        PEAK), Eugene Levy (AMERICAN
                                                                                                        PIE, SPLASH)

TITUS                        Drama                  Straight Distribution   Universe                    Anthony Hopkins (SILENCE OF
                                                                                                        THE LAMBS, NIXON, REMAINS OF
                                                                                                        THE DAY), Jessica Lange
                                                                                                        (BLUE SKY, TOOTSIE), Alan
                                                                                                         Cumming (EYES WIDE SHUT,
                                                                                                         GOLDENEYE, EMMA)

THE COMPANY'S FILM LIBRARY OF DISTRIBUTION RIGHTS

     The Company's film library consists of rights to a broad range of films, most of which were produced since 1980. As of April 11, 2000, the Company had various distribution rights to approximately 232 motion pictures (including approximately 80 motion pictures in which the Company owns an interest in the copyright and approximately 65 motion pictures for which the Company acts as sales agent on behalf of the producer or other owner of rights in the film). The Company's distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media of exhibition worldwide or in specified territories.

     In addition to exploitation of distribution rights to motion pictures in its library in the major media (theatrical, video and television), in certain situations the Company is able to exploit various ancillary rights in such films. The Company has arranged for the music in several motion pictures it has distributed to be released as soundtrack recordings (including KEEP THE ASPIDISTRA FLYING, MRS. DALLOWAY, THE SECRET OF ROAN INISH, PARTY GIRL, THE BIG SQUEEZE and INFINITY). Although exploitation of these soundtracks and other ancillary rights has not generated significant revenues for the Company to date, the Company's ownership or control of ancillary rights to motion pictures in its library (including interactive rights, remake rights and merchandising rights, among others) may provide future sources of additional revenues.

     Additionally, the Company has granted to Yahoo!, Inc. the right to exploit on the Internet approximately fifty titles from the Company's film library on a revenue sharing basis.

MAJOR CUSTOMERS

     Since January 1, 1997, only two customers have accounted for more than 10% of the Company's revenues in any full fiscal year: none in 1997, one in 1998 (Fox Searchlight with $5,000,000 or 20.3%) and one in 1999 (Buena Vista with $3,500,000 or 10.4%).

EMPLOYEES

     At April 11, 2000, the Company employed of 33 full-time employees and 3 part time employees. For certain films, certain subsidiaries of the Company are subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. In certain circumstances, the Company assumes a production company's obligation to pay residuals to these various entertainment guilds and unions. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on the Company's business, operations and results of operations. These organizations have all engaged in strikes and similar activities. The Company believes that its current relationship with its employees is satisfactory.

COMPETITION

     Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with major film studios including

The Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Warner Brothers Inc. and MGM/UA and their affiliates, including previously independent companies such as Miramax and New Line Cinema which are dominant in the motion picture industry. The Company also competes with numerous independent and foreign motion picture production and distribution companies. Many of the organizations with which the Company competes have significantly greater financial and other resources than the Company. The Company's ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and the Company's ability to identify and acquire distribution rights and to distribute motion pictures successfully. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures by eliminating some available sources of independently produced films and providing greater financial resources to other previously independent companies engaged in the business of acquiring distribution rights to independently produced films and distributing such films.

     Films distributed or financed by the Company also compete for audience acceptance and exhibition outlets with motion pictures distributed and produced by other companies. As a result, the success of any of the films distributed or financed by the Company is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. With respect to the Company's domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States are typically committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some exhibitors specialize in the exhibition of independent, specialized motion pictures and "art-house" films, there is intense competition for screen availability for these films as well. Given the substantial number of motion pictures released theatrically in the United States each year, competition for exhibition outlets and audiences is intense. In addition, there also have been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to new media, these developments also have resulted in increased popularity and availability of alternative and competing forms of leisure time entertainment including pay/cable television programming and home entertainment equipment such as videocassettes, interactive games and computer/internet use.

REGULATION

     In 1994, the United States was unable to reach agreement with its major international trading partners to include audio-visual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Belgium, Denmark, Germany, Greece, Spain, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal and the United Kingdom) to continue enforcing quotas that restrict the amount of United States-produced television programming which may be aired on television in such countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the Company's business by limiting the Company's ability to exploit fully its rights in motion pictures internationally and, consequently, to assist or participate in the financing of such motion pictures.

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

     The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company sometimes, although not always, submits its motion pictures for such ratings. In certain circumstances, motion pictures that the Company does not submit for rating to the Code and Ratings Administration of the MPAA might have received restrictive ratings had such motion pictures been submitted for rating, including, in some circumstances, the most restrictive rating, which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures (or motion pictures receiving the most restrictive rating) may not be exhibited by certain theatrical exhibitors or in certain locales, thereby potentially reducing the total revenues generated by such films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies (which consist primarily of the major films studios referred to in "Competition" above) implemented a system to rate television programs. This television rating system has not had a material adverse effect on the motion pictures distributed by the Company. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. There can be no assurance that current and future restrictions on the content of motion pictures may not limit or adversely affect the Company's ability to exploit certain motion pictures in certain territories and media.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069 and consist of approximately 10,000 square feet of space leased by the Company. The lease expires on September 30, 2002 and the Company's lease payments are approximately $20,000 per month. Under the terms of the lease, the Company became responsible in October 1999 for a percentage of operating costs, above a base year calculation. The Company does not maintain any studio facilities or own any real estate, and its lease is with an unaffiliated party.

ITEM 3.  LEGAL PROCEEDINGS.

     As of April 11, 2000, the Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1999 Annual Meeting of Shareholders held on October 28, 1999, William Lischak, Alessandro Fracassi and Gary Stein were re-elected to serve as directors of the Company until the Company's 2002 Annual Meeting of Stockholders and/or until their successors are elected and have qualified, in each case by a vote of 4,332,838 votes in favor of such person's re-election, no votes against such person's reelection and 9,150 votes withheld.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE

     The Company's common stock ("Common Stock") is quoted on the OTC Bulletin Board under the symbol "OSFG." The Company's warrants to purchase an aggregate of 4,500,000 shares of common stock (each warrant entitling the registered holder to purchase one share of common stock at an exercise price of $5.00 per share, subject to adjustment, until February 16, 2002) (the "Warrants") also are quoted on the OTC Bulletin Board under the symbol "OSFGW." The following table sets forth the high and low closing bid quotations for the periods indicated. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

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


FISCAL 1998

First Quarter              2-1/2            1-13/16                    5/16             1/8
Second Quarter             2-1/8            1-21/32                    3/16             3/16
Third Quarter              2-13/16            2                        15/32            1/8
Fourth Quarter             2-3/8            1-1/2                      7/16             1/16

FISCAL 1999

First Quarter              3-1/8            2-1/16                     1/2              1/4
Second Quarter             2-15/16          2-11/16                    1/4              3/16
Third Quarter              3-3/8            2-1/4                      9/16             1/8
Fourth Quarter             2-3/4            2-1/4                      5/16             1/8

     As of April 11, 2000, there were 6,295,305 shares of Common Stock outstanding and 4,500,000 Warrants outstanding held of record by 16 and 8 holders, respectively. The Company believes that there are in excess of 250 beneficial holders of each of its publicly traded securities.

DIVIDENDS

     The Company has not paid cash dividends on its Common Stock and the Company presently intends to retain future earnings to finance the expansion and development of its business and not pay dividends on its Common Stock. Any determination to pay cash dividends in the future would be at the discretion of the Company's Board of Directors and would be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors. In addition, certain covenants in the Coutts Facility substantially restrict payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected financial data for the Company which has been derived from the Company's financial statements as of and for each of the five years ended December 31, 1999 which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements, together with the related notes thereto included elsewhere herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                        1995             1996            1997             1998         1999
                                        ----             ----            ----             ----         ----
STATEMENT OF OPERATIONS DATA:

Revenues                            $21,672,510      $28,677,571       $22,494,256    $25,585,476    $33,783,836
Film costs                           16,320,694       23,058,000       19,152,847      21,014,728     30,887,786
Selling, general and administrative   2,721,745        3,595,660        3,509,122       2,960,383      2,983,224

Income (loss) from operations         2,630,071        2,023,910         (167,713)      1,610,365        (87,174)
Income (loss) before income taxes     2,894,066        1,665,269         (837,277)        112,472     (1,988,568)
Income taxes(1)                         432,905        3,131,367         (293,357)         53,000       (736,000)
Net income (loss)                     2,461,161       (1,466,098)        (543,920)         59,472     (1,252,568)

Basic and diluted net income (loss)
   per share                                .77            (0.41)           (0.09)            .01          (0.21)
Weighted average number of shares
outstanding                           3,177,778        3,611,111        5,747,778       5,732,778      5,990,153


                                                                   AS OF DECEMBER 31,
                                                                   -----------------
                                          1995           1996            1997            1998         1999
                                          ----           ----            ----            ----         ----
BALANCE SHEET DATA:
Film costs, net of accumulated
 amortization                       $17,349,071     $28,358,324       $29,740,567    $29,003,201     $28,363,419
Total assets                         28,954,796      40,803,685        46,560,320     50,208,688      62,646,894
Notes payable                         7,421,893      16,607,137        23,142,184     22,013,281      19,764,175
Total liabilities                    17,506,422      28,611,919        34,999,208     38,588,104      49,346,572
Total shareholders' equity           11,448,374      12,191,766        11,561,112     11,620,584      13,300,322

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company specializes in the acquisition and worldwide license or sale of distribution rights to independently-produced feature films in a wide variety of genres. The Company obtains rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including theatrical, video, pay television, free television, satellite and other ancillary rights) of such motion pictures to various sub-distributors in the United States and in foreign markets, as well as directly distributing certain motion pictures in the domestic theatrical market under the name First Look Pictures. The licensing of distribution rights to foreign distributors and sub-distributors in the major international territories or regions historically has been the Company's primary focus, accounting for a substantial portion of the Company's total revenues. In fiscal 1997, 1998 and 1999, approximately 77%, 70% and 68% of the Company's revenues were derived from such activities.

     The Company licensed rights to eight motion pictures, each of which generated over $1,000,000 in revenue during 1999 and which in the aggregate generated approximately $22,947,000 in revenue, compared to 1998, in which the Company licensed rights only six films, each of which generated over $1,000,000 in revenue during 1998 and which in the aggregate generated approximately $16,472,000 in revenue. Although the Company has operated under the constraints of having little or no available debt financing available from its current lender, the Company has acquired the sales or distribution rights to thirteen films (representing an estimated $65,000,000 of aggregate production costs) which were first available for distribution in 1999 and an additional three films (representing an estimated $11,000,000 in aggregate production costs) which are expected to be made available for distribution in 2000. However, the Company's continued debt level and related interest costs as well as the restrictions imposed by the Company's lenders have significantly impacted the Company's cash flow and operations. The Company also continues to be impacted by
(1) changes in the marketplace for independent films, including the reduced demand by retail video stores and video subdistributors worldwide for films that have not had significant (or any) theatrical release (in 1999, the Company released two films theatrically in the United States through First Look Pictures, A MAP OF THE WORLD and MARCELLO MASTRIONI (I REMEMBER) and had two films, TITUS and ILLUMINATA, released by other parties, Fox Searchlight and Artisan, respectively); (2) the slow but improving return of demand for film rights in Asia due to the region's still lingering economic downturn; and (3) the overabundance of lower budget independent film product made available in part due to the availability of financing sources for such films including "gap financing" and insurance backed financing structures. To seek to improve the Company's cash flow and address these changes in the marketplace, as well as in response to the operating limitations imposed by the Coutts Facility, the Company has continued to adhere to its operational strategies, is actively seeking to refinance its debt and is pursuing a potential equity infusion. There can be no assurance, however, that such refinancing of the Coutts Facility or an equity infusion will be concluded. See "- Liquidity and Capital Resources".

GENERAL

     In situations where, prior to the availability of a motion picture, the Company is paid a minimum guarantee or other payment from the licensing of distribution rights to foreign or domestic sub-distributors, the minimum guarantee or other payment is recorded as deferred revenue and is recognized when the motion picture is available for release by the sub-distributor. In most other cases, revenue is recognized when the motion picture is available for release by the sub-distributor and revenues are earned pursuant to the terms of the Company's agreement with the sub-distributor. The timing of actual cash payments by sub-distributors to the Company of minimum guarantees and other amounts earned by the Company varies in accordance with the contractual terms of each agreement. Certain payments to the Company are made prior to the recognition of income while other payments are made after revenue is recognized.

When the Company distributes a motion picture directly to the domestic theatrical market, revenue is recognized over the period of exhibition of the motion picture. However, cash payments to the Company by a theatrical exhibitor typically are not made until the close of the film's engagement in the exhibitor's theaters or chain of theaters. Since the Company's specialized or "art-house" releases can at times have extended runs and are often exhibited by a substantial number of independent theatre owners for which it can be comparatively more difficult to monitor and enforce timely payment than with national theatre chains, payment to the Company by theatre chains often is not made for four to nine months after initial release for successful releases, or longer. Revenues from the direct license by the Company of distribution rights to a pay television service generally are recognized when the motion picture is available for telecast by such service and the license agreement begins. Cash payments to the Company from such services generally are made from between 60 and 90 days after the initial airing of the film on the pay television service.

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

     The following table sets forth the Company's unamortized film costs as of December 31, 1997, 1998 and 1999:

                                                  As of December 31,
                                                  -----------------
                                         1997           1998           1999
                                         ----           ----           ----

Films in release, net of
  accumulated amortization           $26,781,682     $26,169,723    $26,432,519
Films not yet available for release    2,958,885       2,833,478      1,930,900
                                    ------------     -----------    -----------
                                      29,740,567     $29,003,201    $28,363,419
                                     ===========     ===========    ===========

Based upon the Company's estimate as of December 31, 1999 of projected gross revenues, approximately 65% of unamortized film costs applicable to films released as of such date are currently expected by the Company to be amortized over the three-year period ending December 31, 2002.

     The Company typically acquires distribution rights in a motion picture for a specified term in one or more territories and media. See "Business-Acquisition of Rights by the Company, Production and Financing." In some circumstances, the Company also acquires the copyright to the motion picture. The arrangements the Company enters into to acquire rights may include the Company agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Company dramatically increase to the extent the Company takes such actions. In 1999, the Company did not commit to pay an advance or minimum guarantee or advance any print and advertising costs with respect to any film and has no current plans to commit to any significant minimum guarantees in 2000 or advance print and advertising costs, subject to reevaluation in the event that Company secures a refinancing and/or equity investment. The Company also incurs significant risk to the extent it engages in development or production activities itself (although the Company does not currently have any plans to produce any motion picture projects in 2000). While the Company may, in certain circumstances, reduce some of these risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors, the risks incurred by the Company are generally greater the greater the Company's "investment" in a motion picture. This "investment" includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues increased by $8,198,360 (32%) to $33,783,836 for the year ended December 31, 1999 from $25,585,476 for the year ended December 31, 1998. The increase in revenues was due in part to more films each generating in excess of $1,000,000 in revenue in 1999 compared to 1998. The Company licensed rights to eight motion pictures which each generated over $1,000,000 in revenue during 1999 and which in the aggregate generated approximately $22,947,000 in revenue compared to only six films which each generated over $1,000,000 in revenue during 1998 and which in the aggregate generated approximately $16,472,000 in revenue.

     Film costs as a percentage of revenues increased to 91.4% for the year ended December 31, 1999, compared to 82.1% for the year ended December 31, 1998. The increase was primarily due to lower gross margin on the titles released in the year ended December 31, 1999 compared to the year ended December 31, 1998 and the write off of development costs (approximately $1,100,000) relating to three films which, although the Company continues to actively attempt to arrange for the production of such films, have not been set for production within the three-year guideline provided in SFAS 53.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $22,841 (0.8%) to $2,983,224 for the year ended December 31, 1999 from $2,960,383 for the year ended December 31, 1998. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was partially the result of fewer expenses being capitalized ($1,229,222 for the year ended December 31, 1998 compared to $1,088,811 for the year ended December 31, 1999). Other increases included a $22,110 increase in accounting expenses, a $129,178 increase in bad debt expense, a $62,678 increase in consulting fees, a $27,685 increase in contract labor and a $28,621 increase in legal fees. The increases were partially offset by decreases in certain selling, general and administrative expenses from the prior year including a $15,390 decrease in equipment leases, a $19,326 decrease in directors and officers insurance premiums, a $26,814 decrease in officer life insurance premiums, a $76,517 decrease in employee benefits, a $20,360 decrease in expenses related to the company being a publicly traded company, a $46,919 decrease in publicity, a $25,050 decrease in reader and research expenses, a $102,326 decrease in compensation costs, and $41,603 decrease in telephone and fax costs.

     Other expense increased by $403,502 (26.9%), to $1,901,395 for the year ended December 31, 1999, compared to $1,497,893 for the year ended December 31, 1998, primarily due to decreased capitalized interest costs ($136,204 for the year ended December 31, 1999, compared to $649,005 for the year ended December 31, 1998). Interest costs and fees, before capitalization, decreased by $138,626 to $2,154,532 for the year ended December 31, 1999 compared to $2,293,158 for the year ended December 31, 1998, primarily as the result of lower outstanding balances on various notes and loans payable to banks and the Company's principal shareholders, Ellen and Robert Little. The Company capitalizes interest associated with its acquisition of motion pictures to the applicable motion picture's film costs during the film's acquisition period which includes creation of marketing materials, until such pictures are fully delivered and available.

     As a result of the above, the Company had a loss before income tax benefits of $1,988,568 for the year ended December 31, 1999 compared to a income before income taxes of $112,472 for the year ended December 31, 1998.

     The Company recorded income tax benefits of $736,000 for the year ended December 31, 1999 (reflecting a 37.0% effective tax rate), compared to a tax provision of $53,000 for the year ended December 31, 1998.

     As a result of the above, the Company had a net loss of $1,252,569 for the year ended December 31, 1999, compared to net income of $59,472 for the year ended December 31, 1998.

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

     Film costs as a percentage of revenues decreased to 82.1% for the year ended December 31, 1998, compared to 85.1% for the year ended December 31, 1997. The decrease was primarily due to fewer write-downs to net realizable value of film costs in the year ended December 31, 1998 compared to the year ended December 31, 1997 (approximately $1,205,123 for the year ended December 31, 1998 compared to approximately $1,926,506 for the year ended December 31, 1997).

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $548,739 (15.6%) to $2,960,383 for the year ended December 31, 1998 from $3,509,122 for the year ended December 31, 1997. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. Decreases in certain selling, general and administrative expenses over those in the prior year include a $514,566 decrease in payroll related expenses, a $108,045 decrease in accounting expenses, a $67,411 decrease in legal expenses, a $52,548 decrease in business entertainment expenses and a $40,066 decrease in costs associated with a sales consultant based in Italy. The decreases were partially offset by increases in certain selling, general and administrative expenses over those in the prior year including a $108,337 increase in contract labor, a $36,707 increase in rent, a $36,456 decrease in communication expenses and a $28,017 decrease in bad debt expense.

     Other expense increased by $828,329 (123.7%) to $1,497,893 for the year ended December 31, 1998 compared to $669,564 for the year ended December 31, 1997, primarily as a result of increased interest expense of $1,644,153 for the year ended December 31, 1998 compared to $853,666 for the year ended December 31, 1997. Interest expense for the year ended December 31, 1998 increased over the prior year primarily as the result of less interest being capitalized to film costs.

     As a result of the above, the Company had net income before income taxes of $112,472 for the year ended December 31, 1998 compared to a loss, before tax benefit of $837,277, for the year ended December 31, 1997.

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

     As a result of the above, the Company had net income of $59,472 for the year ended December 31, 1998 compared to a net loss of $543,920, for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations have been cash flow from operations and bank borrowings, primarily through the Coutts Facility described below.

     The Company's cash flows provided by/(used in) operating, investing and financing activities in 1997, 1998 and 1999 were as follows:

                                    Year Ended December 31,
                                    -----------------------
                        1999                  1998                   1997
                        ----                  ----                   ----

     Operating        $14,057,262          $10,564,552           $11,749,969
     Investing        (11,873,946)         (10,190,535)          (16,322,468
     Financing         (2,450,397)          (1,015,498)            6,397,944

     Cash flow from operating activities consists primarily of cash collections generated by the sale, license or other exploitation of distribution and other film rights by the Company. The increase in cash flows provided by operating activities in 1999 compared to 1998 and the reduction in cash flows provided by operating activities in 1998 compared to 1997 generally represents increased or decreased (as the case may be) cash flows provided by sales and licensing of distribution rights by the Company. Investing activities consist primarily of additions to film costs (primarily production, acquisition and distribution costs), but also include expenditures on property and equipment and other activities that utilize cash. The changes in cash flows used in investing activities in 1999 compared to 1998 and in 1998 compared to 1997 generally represent varying investment in film costs relating to availability of funds for such purpose. The reduction in cash flows from financing activities in 1999 compared to 1998 and in 1998 compared to 1997 generally represent net reductions in debt balances in 1999 and 1998 and significant net borrowings in 1997.

     Since 1994, the Company has had a credit facility (the "Coutts Facility") with Coutts & Co. ("Coutts"), as an agent and lender, and Bankgesellschaft Berlin A.G., formerly Berliner Bank A.G. London Branch ("Bankgesellschaft"), as a lender (collectively, the "Banks"). The terms of the credit facility agreement (the "Syndication Agreement"), provides for borrowings relating to the Company's acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with the motion pictures acquired by the Company (the "Film Facilities"); borrowings for the Company's working capital needs (the "Operating Facility") and up to $1,000,000 available to be issued as letters of credit (the "Local Facility") to secure a local bank line of credit (the "Local Line"). Under the terms of the Syndication Agreement, the Company borrowed funds under Film Facilities' on a film-by-film basis, with each Film Facility treated as a separate loan, initially maturing 12 months after the first draw down. The Syndication Agreement required the Banks to approve each separate Film Facility, such approval to be granted in their sole discretion. Under terms of an amendment dated April 9, 2000 (the "2000 Amendment"), the Banks have extended the maturity dates for the Coutts Facility and each outstanding Film Facility until April 15, 2001. Although the Film Facilities were originally made available on a revolving basis, the Syndication Agreement was amended on April 14, 1998 (the "1998 Amendment") to provide for no further borrowings. Additionally, the Company and the Banks agreed that net receipts from films financed under repaid Film Facilities will be used to reduce other Film Facilities after the particular Film Facility had been repaid. As of December 31, 1999, an aggregate of approximately $10,069,048, relating to 15 unpaid Film Facilities, was outstanding.

     Under the terms of the 1998 Amendment, the borrowing limit under the Operating Facility was increased from approximately $1,234,000 to a maximum of $7,234,000; provided that such increases shall be substantially in line with a projected cash flow schedule provided to Coutts during its most recent review of the Company. The balance drawn under the Operating Facility as of December 31, 1999 was approximately $7,234,000 and the most recent cash flow projection provided by the Company to the Banks project that this amount will continue to be outstanding through April 15, 2001. The Operating Facility will mature on April 15, 2001.

     As of December 31, 1999, $1,000,000 in face amount of letters of credit also had been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $750,000 was outstanding as of December 31, 1999 bearing interest at 7.25% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the Banks upon demand.

     The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advanced, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film, which percentage fee in 1999 amounted to an aggregate of approximately $900.

     Under the Syndication Agreement, as amended, which is secured by substantially all of the assets of the Company and its subsidiaries, the Company is required to (1) provide a series of monthly financial reports to the Banks,
(2) obtain written approval of the Banks prior to entering into any new rights acquisitions or commitments; (3) obtain written approval of the Banks prior to committing to spend amounts in connection with distribution expenses and costs for print and advertising requirements; (4) maintain a certain consolidated net worth; and (5) collateralize by cash or receivables acceptable to the Banks 30% of the amount outstanding under the Film Facilities. The Syndication Agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance of $6,750,000 on Ms. Little, Mr. Little and Mr. Lischak. Events of default under the Syndication Agreement include, among other things, a change of control of the Company, the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements, the failure of the Littles, together with their director nominees (See "Directors and Executive Officers of the Registrant - Management Arrangements"), to constitute a majority of the Board of Directors of the Company, or a decrease in the Little's ownership in the Company below certain levels.

     As part of the 1998 Amendment, Ms. Little and Mr. Little agreed to personally guarantee for the benefit of the Banks all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility; provided that the guarantee would be extinguished when the amounts outstanding under the Operating Facility were permanently reduced to less than $6,000,000. Additionally, as part of the 1998 Amendment, Ms. Little and Mr. Little agreed to defer payments under a note (the "Merger Note") issued to the Littles as part of the consideration given relating to the merger of Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation in October of 1996. Payments under the Merger Note continue to accrue but are being deferred with interest thereon until (1) outstanding borrowings under the Operating Facility are reduced to at least $5,000,000 and (2) the Company and the Banks view that such reduction is permanent. However, pursuant to a later amendment to the Syndication Agreement since 1999, an amount equal to the Littles' aggregate weekly salary without interest has been paid to the Littles on a weekly basis towards repayment of the Merger Note. The Merger Note is being extended for the period of time payments are deferred. The deferred Merger Note payments continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At April 11, 2000, an aggregate of $1,963,652 in principal and interest was outstanding under the Merger Note (including an aggregate of $1,143,154 in previously deferred payments of principal and interest).

     Under the terms of the 2000 Amendment, $190,000 in deferred fees relating to the prior extension of the term of the Coutts Facility shall be payable upon the earlier of the date the Company has secured a new credit facility which re-finances the Banks or July 31, 2000. In addition, the Banks have imposed an extension fee of $20,833 per month or part thereof until further notice by the Banks. Additionally, the Banks waived certain non-compliance with various covenants under the Syndication Agreement including (i) any non-compliance by the Company to provide required financial information; (ii) any non-compliance with respect to certain ordinary course liabilities; (iii) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors; (iv) the Company's non-compliance with previous annual overhead budgets and (v) the Company's non-compliance with a requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the Banks. The Banks also established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 2000 and reinstated a requirement for the Company to maintain a minimum net worth of $12,000,000 (which had previously been reduced to $11,000,000 under the 1998 Amendment). As of December 31, 1999, the Company's net worth calculated in accordance with this provision was $13,300,322.

     As of April 11, 2000, an aggregate of $9,730,121 was outstanding under the Film Facilities, approximately $7,234,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which $214,971 was then outstanding).

     In addition to the amounts outstanding under the Coutts Facility, the Company has borrowed $2,000,000 from another lender, the proceeds of such loan being used to acquire rights to a particular film. The Subordinated Note Payable bears interest at the Prime Rate plus 1.5% (8.5% at December 31, 1999) and is collateralized by amounts due under distribution agreements from the specific film. The Note Payable matures on May 29, 2001 and requires a $400,000 principal reduction in July 2000.

     The Company has entered into the Commitment Letter with Chase whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five-year revolving credit facility in an aggregate amount of up to $30,000,000 (the "Chase Facility"). Under the terms of the Commitment Letter, CMB has committed to provide up to $10,000,000 toward the total Chase Facility. However, it is a condition to CMB's commitment that the portion of the Chase Facility not being provided by CMB shall be provided by other lenders. No assurance can be given that Chase will secure the additional lenders. In the event the Chase Facility is concluded, the proceeds of the Chase Facility are anticipated to be used (1) to refinance indebtedness under the Coutts Facility,
(2) to finance the production and/or acquisition of theatrical, video or television product and (3) for working capital and other general corporate purposes. Additionally, under the terms of the Chase Facility, the Company would be able to borrow, repay and reborrow for five years after the closing date of the Chase Facility. The collateral to be provided to Chase would be a first priority security interest in all assets of the Company. No assurance can be given that the Chase Facility will ultimately be concluded, or if concluded, will be concluded on terms as outlined above.

     As of December 31, 1999, certain other amounts were due to the Littles, including an aggregate of $150,000 in bonuses earned by them in 1997, 1998 and 1999, reimbursement of approximately $104,626 in expenses as provided in their employment agreements with the Company, accrued salaries of approximately $386,129 which salary is being deferred. Additionally, the Company and the Littles have agreed that an aggregate of $200,000 is due to the Littles under the provisions of a tax reimbursement agreement (the "Tax Reimbursement Agreement"), which amount is currently payable to the Littles.

     In December 1997 and February 1998, the Littles loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release by the Company of MRS. DALLOWAY as the Banks declined to loan such funds. The loan is secured by an assignment of domestic revenues of MRS. DALLOWAY (currently subordinate to the Banks security interest), bears interest at the rate of 9% per annum, and is to be repaid when revenues from MRS. DALLOWAY, and the Company's release, DIFFERENT FOR GIRLS, are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Banks with respect to DIFFERENT FOR GIRLS or at such time as the Banks allow repayment from other sources). At April 10, 2000, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $480,600. Other than the guarantee provided by the Littles in connection with the 1998 Amendment and the foregoing loan with respect to MRS. DALLOWAY, the Littles are not obligated to provide any funds to the Company or to guarantee or secure the Coutts Facility or any borrowings of the Company in the future.

     As of December 31, 1999, the Company had cash and cash equivalents of $270,031 compared to cash and cash equivalents of $537,652 as of December 31, 1998. The difference relates primarily normal fluctuations in the ongoing business of the Company. Additionally, at December 31, 1999, the Company had restricted cash of $88,176 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1998 was $159,614.

     Additionally, as of December 31, 1999 the Company owns 17,454 shares of Yahoo!, Inc. common stock which it received as part of a share-for-share exchange done with broadcast.com (broadcast.com was subsequently acquired by Yahoo!, Inc.). Under the terms of the share-for-share agreement, the Yahoo!, Inc. shares held by the Company may not be sold, transferred, assigned, pledged, hypothecated, or otherwise disposed of on or before July 18, 2000. Similarly, the 562,527 Company shares issued to broadcast.com (now held by Yahoo!, Inc.) are unregistered shares and are restricted for a similar one year period.

     As of December 31, 1999, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $918,500.

     In 1999, the Company acquired rights to thirteen films and First Look Pictures released two films. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately eight to twelve films, including two First Look Pictures releases (exclusive of films where the Company acquires primarily re-issue rights). As the amended Syndication Agreement provides that no new Film Facilities will be established and requires the consent of the Banks prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the Company's ability to achieve these goals will depend on the Banks' willingness to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the Company's ability to obtain other sources of funds for its operational activities, including obtaining pre-sale commitments, co-production funds, funds from gap financing and third party equity sources. However, there can be no assurance as to the future availability of pre-sales, co-production funds, gap financing and third party equity. In addition, the Company currently anticipates releasing films through First Look Pictures, only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including among other things, the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals or that such goals will not be exceeded.

     The Company believes that its existing capital, funds from operations, and other available sources of capital (including funds obtained through pre-sales, gap financing, insurance backed financing structures and equity sources) will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. However, the restrictions and fees imposed by the Banks has resulted in the Company actively seeking to refinance its current debt arrangements. Additionally, in the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to sub-distributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales, gap financing, insurance backed financing structures and other equity) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital.

     The Company also has sought additional equity capital and, to that end, is currently involved in negotiations regarding a potential equity investment in the Company. No assurance can be given that additional capital will be available or available on terms advantageous to the Company. In the event such additional capital is not available, the Company may need to further exploit other sources of capital (such as pre-sales, GAP financing, insurance backed financing structures and other equity) or significantly reduce its currently planned level of activities and overhead.

INFLATION AND RELATED CONSIDERATIONS

     Management of the Company believes that neither the Company's operating revenues nor costs materially increased in the last fiscal year due to general economic inflation or general price changes. In particular, management believes that no material increases in revenue were attributable to increases in ticket prices for admission to motion picture theaters. The costs associated with the production (such as the salaries of recognizable cast) and distribution and marketing (such as print and advertising costs) of motion pictures have increased dramatically in recent years. These costs may continue to increase in the future, thereby increasing the capital required for the operations of motion picture producers and distributors, including the Company, and the risk borne by such parties.

YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, the Company has not experienced any significant Year 2000 problems. Testing and compliance monitoring as part of the Company's Year 2000 program will continue into 2000 to ensure proper operating and that system changes and additions are Year 2000 compliant.

EXCHANGE RATE CONSIDERATIONS

     A significant portion of the Company's revenue (approximately 85% in 1999) is from the distribution of motion pictures and the licensing of distribution rights in territories outside the United States. The Company's financial results and results of operations could be negatively affected by factors such as changes in foreign currency exchange rates and currency controls, as well as trade protection measures, motion picture piracy, content regulation, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions or natural disasters. See "Business-Motion Picture Distribution by the Company." Because the Company's contracts typically are denominated in U.S. dollars, advances and minimum guarantees of sublicense fees payable to the Company by foreign sub-distributors, and advances and minimum guarantees to be paid by the Company to foreign producers in connection with the acquisition of distribution rights, generally are unaffected by exchange rate fluctuations. However, to the extent the Company's agreements with foreign sub-distributors require such sub-distributors to pay the Company a percentage of revenues in excess of any advance or minimum guarantee, fluctuations in the currencies in which such revenues are received by the sub-distributor may affect the amount of U.S. dollars received by the Company in excess of any minimum guarantee. Exchange rate fluctuations also could affect the ability of sub-distributors to bid for and acquire rights to motion pictures distributed by the Company. The economic downturn in Asia has had an impact on the Company's results of operation in the past year. See "Business-Motion Picture Distribution by the Company."

CERTAIN TAX RELATED MATTERS

     The Company is subject to federal and state corporate income tax. In addition, certain foreign jurisdictions require tax withholding on revenues payable to the Company by foreign sub-distributors in such territories. From January 1989 until October 31, 1996, Pre-Merger Overseas was treated for federal (but not state) income tax purposes as an S Corporation. As a result, Pre-Merger Overseas' taxable income during this period was taxed for federal purposes directly to the Pre-Merger Overseas stockholders (Ellen Dinerman Little, Robert
B. Little and William F. Lischak), rather than to Pre-Merger Overseas. In connection with the Merger, the Company entered into the Tax Reimbursement Agreement with Ms. Little, Mr. Little and Mr. Lischak pursuant to which the Company agreed to reimburse these individuals for up to $400,000 of federal income taxes payable for the short 1996 S corporation taxable year of Pre-Merger Overseas ending at the time of the Merger. As Pre-Merger Overseas reported a taxable loss for the short 1996 S corporation taxable year, no amounts are currently payable to the stockholders of Pre-Merger Overseas under this provision in the Tax Reimbursement Agreement.

     The Tax Reimbursement Agreement also provides that the Company will indemnify Ms. Little, Mr. Little and Mr. Lischak for any federal income tax liabilities of theirs (including penalties and interest) arising from any adjustment to the income, deductions or credits of Pre-Merger Overseas for periods prior to the Merger, together with any federal and state income tax arising from such indemnity payments. The corporate income tax returns of the Company for the two month period ended December 31, 1996 following the Merger were audited by the Internal Revenue Service ("IRS") and returns for the ten months ended October 31, 1996 (Pre-Merger Overseas) and the 1997, 1998 and 1999 fiscal years (the latter of which is currently on extension for filing) remain open to audit. As a result of prior IRS audits, the Company and the Littles have agreed that $200,000 is payable to the Littles by the Company. For purposes of the Consolidated Financial Statements of the Company, accrued expenses as of December 31, 1997, 1998 and 1999 included a $200,000 estimate of the aggregate payments to be made to the the Littles pursuant to the Tax Reimbursement Agreement. No payments have been made under the Tax Reimbursement Agreement through April 11, 2000. The IRS audit of the two-month period ended December 31, 1996 resulted in the Company's foreign tax credit carryforward being increased by approximately $10,000. There were no other adjustments resulting from this audit.

     For federal income tax purposes, as reported on the Company's 1998 fiscal year income tax return, the Company has available tax loss carryforwards of approximately $137,417 (which tax loss carryforwards expire in 2011) and foreign tax credit carryforwards of approximately $536,517 (which foreign tax credit carryforwards expire between 2001 and 2003). The Company currently anticipates additional tax losses and foreign tax credits being reported on its 1999 federal income tax return, increasing such carryforward amounts.

NEW ACCOUNTING GUIDANCE

     In December 31, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective for the Company in the second quarter of fiscal 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While the Company's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in changes as to how the filmed entertainment industry classifies its revenues relating to the license to sub-distributors of rights to exploit motion picture product. Currently, the Company, consistent with the filmed entertainment industry, classifies as revenue the gross amount of revenues it receives from licenses to sub-distributors and records as film cost expense the related producers' share of revenues. Under SAB 101, in certain circumstances the Company will only recognize as revenues its net distribution fees. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. It is expected that both annual revenues and film costs in the Company's consolidated financial statements will be reduced by an equal amount as a result of these classification changes, which will not result in any change to income/(loss) from operations or net income/(loss).

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments. Because very few of the Company's revenues are denominated in foreign currency, the Company does not believe there is a significant risk imposed on the Company due to the fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Exchange Rate Considerations." The table below provides information about the Company's debt obligations, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                  Expected Maturity Date
                                                                  ----------------------
                                                                        (000's)

                                             2000             2001        2002        2003      2004    thereafter
                                             ----             ----        ----        ----      ----    ----------
         Liabilities
        ------------
Fixed Rate:
Notes payable to related
         Party *                            $650,000      $ 250,000      $250,000   $250,000   $250,000  $89,229
         Average Interest Rate                 9%             9%            9%         9%         9%       9%


Variable Rate:
Notes Payable                               $400,000     $19,364,176        0          0          0        0
         Average Interest Rate                 10%          8.84%

* Represents amounts payable to Ellen and Robert Little which are currently being paid in amounts equal to deferred compensation, pursuant to an arrangement with the Banks and an agreement between the Company and the Littles. See "Certain Relationships and Related Transactions."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Accountants, Consolidated Financial Statements and Notes to the Company's Consolidated Financial Statements appear in a separate section of this Report (beginning on page F-1) following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the current directors and executive officers of the Company:

NAME                       AGE      CURRENT POSITION WITH THE COMPANY

Robert B. Little           55       Co-Chairman of the Board and Co-Chief
                                    Executive Officer

Ellen Dinerman Little      58       Co-Chairman of the Board, Co-Chief Executive
                                    Officer  and President

Stephen K. Bannon          46       Vice Chairman of the Board, Chairman of the
                                    Executive Committee of the Board

William F. Lischak         42       Chief Operating Officer, Chief Financial
                                    Officer, Secretary and Director

MJ Peckos                  45       Senior Vice President, Domestic Distribution
                                    and Marketing

Alessandro Fracassi        48       Director

Gary M. Stein              43       Director

Scot K. Vorse              39       Director


     The directors of the Company are divided into three classes having terms expiring at the annual meeting of the Company's stockholders in 2000 (Robert B. Little and Stephen K. Bannon), in 2001 (Ellen Dinerman Little and Scot K. Vorse), and 2002 (William F. Lischak, Gary M. Stein and Alessandro Fracassi) or such later dates as their successors are elected and have qualified. At each annual meeting of stockholders, successors to the class of directors whose terms expire at such meeting will be elected to serve for three-year terms and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors, subject to any applicable employment agreements. See "Employment Agreements" below. See also "Management Arrangements" below for a description of certain arrangements regarding the election of directors. Ellen Dinerman Little and Robert B. Little are married to each other.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS.

     ROBERT B. LITTLE became Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company upon consummation of the Merger on October 31, 1996. Mr. Little co-founded the predecessor of Pre-Merger Overseas in February 1980 and served as Chairman of the Board of Pre-Merger Overseas from February 1987 until the Merger and its Chief Executive Officer from February 1990 until the Merger. Mr. Little was a founding member of the American Film Marketing Association, the organization which established the American Film Market, and served multiple terms on its Board of Directors. In 1993, Mr. Little served on the City of Los Angeles Entertainment Industry Task Force, a task force composed of industry leaders focused on maintaining and enhancing Los Angeles's reputation as the entertainment capital of the world. Mr. Little is also a founding member of The Archive Council, an industry support group for the University of California at Los Angeles ("UCLA") Archive Film Preservation

Program, and a member of the Board of Directors of the Antonio David Blanco Scholarship Fund, an endowment fund that annually benefits deserving students in the UCLA Department of Film and Television. Mr. Little is an executive producer of TITUS, which was nominated for an Academy Award in 1999.

     ELLEN DINERMAN LITTLE became Co-Chairman of the Board of Directors, Co-Chief Executive Officer and President of the Company upon consummation of the October 1996 Merger. Ms. Little co-founded the predecessor of Pre-Merger Overseas in February 1980 and served as its President and Director, as well as the President and a Director of Pre-Merger Overseas since its incorporation in January 1984 until the Merger. Ms. Little is a founding member of The Archive Council, serves on the Board of Directors of the Antonio David Blanco Scholarship Fund, and has been an active participant in the American Film Marketing Association, having served on a number of its committees. Ms. Little is executive producer of RICHARD III, which was nominated for two Academy Awards and is an executive producer of TITUS, which was nominated for an Academy Award in 1999.

     STEPHEN K. BANNON has been a director of the Company since its inception in December 1993. Since the October 1996 Merger, he has served as Vice Chairman of the Board of Directors of the Company and Chairman of its Executive Committee. From inception until the October 1996 Merger, he served as the Company's Chairman of the Board. From June 1991 through July 31, 1998, Mr. Bannon served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. In July 1998, Bannon & Co., Inc. was acquired by SG Cowen Securities Corporation, an integrated, full service U.S. securities and investment banking firm. Mr. Bannon served as Managing Director and Co-Head of SG Cowen Securities Corporation's media and entertainment group from July 1998 until March 2000. As part of an investment banking assignment, from April 1994 to December 1995, Mr. Bannon served as acting Chief Executive Officer of SBV, a division of Decisions Investment Corp., which operates the Biosphere 2 project near Oracle, Arizona. Mr. Bannon is a registered principal with the National Association of Securities Dealers, Inc. ("NASD"). Mr Bannon is an executive producer of TITUS, which was nominated for an academy award in 1999.

     WILLIAM F. LISCHAK became Chief Operating Officer, Chief Financial Officer, Secretary and a director of the Company upon consummation of the Merger in October 1996. Mr. Lischak served as Chief Operating Officer of Pre-Merger Overseas from September 1990 until October 1996 and its Chief Financial Officer from September 1988 until October 1996. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a masters degree in taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television.

     MJ PECKOS became Senior Vice President, Domestic Distribution and Marketing, of the Company upon consummation of the October 1996 Merger, having served since May 1995 in the same position with Pre-Merger Overseas. From January 1995 through April 1995, Ms. Peckos served as Vice President of Advertising for Dazu Advertising, a graphic design firm which is active in the entertainment industry. From January 1992 to November 1994 she served as Senior Vice President of Marketing & Distribution for Academy Entertainment, an independent film company, and from July 1991 to December 1992 she served as Co-Managing Director of CLG Films, also an independent film company. Ms. Peckos also previously served with several other companies in the motion picture industry including The Samuel Goldwyn Company, MGM and Warner Bros.

     ALESSANDRO FRACASSI became a director of the Company upon consummation of the Merger in October 1996. In 1976, Mr. Fracassi founded Racing Pictures s.r.l. ("Racing Pictures"), an Italian motion picture production and distribution company, and has served as its President since such date. Mr. Fracassi has extensive experience in the field of Pan-European motion picture and television production. He has served as a Vice President of the Italian Producers Association, an Italian entertainment industry trade group. Additionally, Mr. Fracassi and his family are active investors in various privately held businesses in Italy.

     GARY M. STEIN has served as a director of the Company from December 1994 until the Merger in October 1996 and since September 1998. Since January 1997, Mr. Stein has served as general partner of Britten and Stone Music, a Nashville-based consulting and publishing business, which he co-founded with his wife. From March 1990 to October 1996, Mr. Stein served as Executive Vice President-Corporate and Financial Development for Lancit Media Entertainment, Inc., a leading producer of quality children's television programming. Mr. Stein has also served on the Board of Directors of Seventh Generation, Inc., a supplier of environmentally-friendly household products and was part of a group which took this company private in 2000. From 1987 through February 1990, Mr. Stein was an independent corporate development consultant to a wide variety of media and entertainment firms. From 1984 to 1987, Mr. Stein served as Senior Analyst-Investment Banking at Rosenkrantz, Lyon and Ross, a New York Stock Exchange-member securities firm (now known as Josephthal & Co.) where he helped form the firm's corporate finance division.

     SCOT K. VORSE became a Director of the Company in January 1995. From January 1995 until the Merger in October 1996, he served as Treasurer and Secretary of the Company, and from January 1995 until November 1996, he served as Vice President of the Company. From June 1991 through July 31, 1998, Mr. Vorse served as an Executive Vice President and the Chief Financial Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. In July 1998, Bannon & Co., Inc., was acquired by SG Cowen Securities Corporation, an integrated, full service U.S. securities and investment banking firm. Mr. Vorse served as managing director and Co-Head of SG Cowen Securities Corporation's media and entertainment group from July 1998 until March 2000. Mr. Vorse is a registered principal with the NASD.

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

COMPENSATION COMMITTEE

     Messrs. Bannon and Vorse currently serve on the Compensation Committee. The Compensation Committee administers the Company's stock option plans to the extent contemplated thereby and reviews, approves, and makes recommendations with respect to compensation of officers, consultants and key employees. See "Executive Compensation-Stock Option Plans."

AUDIT COMMITTEE

     The Audit Committee of the Company currently consists of Messrs. Bannon and Vorse. The functions of the Audit Committee are to review and approve the selection of, and all services performed by, the Company's independent auditors; to meet and consult with and to receive reports from, the Company's independent auditors and the Company's financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company.

MANAGEMENT ARRANGEMENTS

     In connection with the Merger in October 1996, a Stockholders' Voting Agreement, dated as of October 31, 1996, was entered into among the Company, Ellen Dinerman Little, Robert B. Little, William F. Lischak and certain persons who were stockholders of the Company prior to consummation of the Company's initial public offering (Jeffrey A. Rochlis, Barbara Boyle, the Hoberman Family Trust, Stephen K. Bannon, Scot K. Vorse and Gary M. Stein; collectively, the "Initial Stockholders"). To the best of the Company's knowledge, Jeffrey A. Rochlis and Barbara Boyle no longer own any shares of the Company's Common Stock. The parties to the Stockholders' Voting Agreement agreed to use their best efforts to cause the Board of Directors of the Company to consist of seven members during the term of such agreement, including four individuals designated by Ms. Little and Mr. Little (currently Ellen Dinerman Little, Robert B. Little, William F. Lischak, and Alessandro Fracassi) and three individuals designated by the Initial Stockholders (currently Stephen K. Bannon, Gary M. Stein and Scot K. Vorse). Each party to the Stockholders' Voting Agreement also agreed that the following actions shall require the affirmative vote of at least 75% of the authorized number of directors of the Company: (i) any amendment to the Restated Certificate of Incorporation or Bylaws that would change the voting rights of stockholders, the number or classes of directors, or the notice and quorum requirements for meetings of the Board of Directors, its committees or the shareholders; (ii) a merger or sale of all or substantially all of the assets of the Company; (iii) the designation or issuance of any preferred stock and (iv) any amendments to the operating guidelines described below (collectively, the "Supermajority Provisions"). The Stockholders' Voting Agreement terminates on April 30, 2005 or sooner if Ms. Little's, or Messrs. Little and Mr. Lischak's employment with the Company is terminated. In addition, the right of Ms. Little and Mr. Little, and of the Initial Stockholders, to designate directors but not the obligation to vote for the designees of others, will terminate (i) as to Ms. Little and Mr. Little, (A) if they and Mr. Lischak own less than 794,444 shares of the Company's Common Stock, they will be entitled to designate only two directors and (B) if they and Mr. Lischak own less than 20,000 shares, they will not be entitled to designate any director or (ii) as to the Initial Stockholders, (A) if they own less than 175,000 shares of the Company's Common Stock, they will be entitled to designate only two directors, (B) if they own less than 125,000 shares, they will be entitled to designate only one director and (C) if they own less than 20,000 shares, they will not be entitled to designate any director. In connection with the Merger, operating guidelines for the Board of Directors and management of the Company were established with respect to the authority and responsibilities of officers of the Company, the structure and responsibilities of the Board of Directors and the Executive Committee of the Company, and certain other general business matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% Stockholders of the Company are required by Commission regulations to furnish the Company with copies of Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% Stockholders, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% Stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth individual compensation information with respect to the Company's Co-Chief Executive Officers (Ellen Dinerman Little and Robert B. Little) and two other executive officers of the Company during the fiscal year ended December 31, 1999 whose total salary and bonus compensation during fiscal 1999 from the Company exceeded $100,000 (William F. Lischak and M.J. Peckos). These four executives are referred to herein as the "Named Executives." With respect to the four Named Executives, the Summary Compensation Table provides compensation information for services rendered to the Company during the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The Summary Compensation Table does not include distributions made to the stockholders of Pre-Merger Overseas. Following the Summary Compensation Table is a table that indicates whether any of the Named Executives exercised options in fiscal 1999 and includes the number and value of unexercised options held by the Named Executives at December 31, 1999.

                   SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                               COMPENSATION
                                            ANNUAL COMPENSATION                                   AWARDS

                                                                                OTHER ANNUAL    SECURITIES
             NAME AND                                                           COMPENSATION    UNDERLYING       ALL OTHER
        PRINCIPAL POSITION            YEAR      SALARY($)       BONUS($)            ($)        OPTIONS/SARS      COMPENSATION
        ------------------            ----      ---------       --------            ---        ------------      ------------
                                                                                                    (#)              ($)
ROBERT B. LITTLE                      1999      125,000(1)       25,000(2)       11,852(3)                         34,791(4)
CO-CHAIRMAN OF THE                    1998      125,000(5)       25,000(2)       26,985(6)           0             48,101(7)
BOARD AND CO-CHIEF
  EXECUTIVE OFFICER                   1997        125,000        27,404(2)       40,511(8)           0             16,695(9)

ELLEN DINERMAN LITTLE                 1999       125,000(1)      25,000(2)            0                            22,638(10)
CO-CHAIRMAN OF THE                    1998       125,000(11)     25,000(2)       17,203(12)          0             19,642(13)
BOARD, CO-CHIEF EXECUTIVE OFFICER
AND PRESIDENT                         1997       125,000         27,404(2)       27,134(14)          0             23,892(15)

WILLIAM F. LISCHAK                    1999        200,000        50,000               -(20)     10,000             12,528(16)
CHIEF OPERATING                       1998        193,209        50,000               -(20)          0             10,675(17)
OFFICER,CHIEF FINANCIAL OFFICER
AND SECRETARY                         1997        175,000       53,365                -(20)          0              9,410(18)

MJ PECKOS                             1999       150,000           0                  -(20)     10,000              5,081(19)
SENIOR VICE PRESIDENT,                1998       153,224           0                  -(20)          0              4,985(19)
DOMESTIC DISTRIBUTION                 1997       156,483        20,000                -(20)          0              2,923(19)
AND MARKETING

1) Represents salary earned by each of the Named Executives pursuant to their respective Employment Agreements, the payments of which have been deferred in accordance with the arrangement described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

2) Includes bonus of $25,000 earned by the Named Executive, payment of which has been deferred until a date to be agreed upon by the Company and the Named Executive.

3) Represents $10,987 for automobile lease payments and $865 in automobile expenses.

4) Represents $32,480 in life insurance premiums paid or accrued by the Company for the benefit of the Named Executive and $2,311 in disability insurance premiums paid by the Company for the benefit of the Named Executive.

5) Represents salary earned by the Named Executive pursuant to his Employment Agreement, the payment of $68,066 has been deferred in accordance with the arrangement described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

6) Represents $11,985 for automobile lease payments, $10,700 in business management and accounting fees and $4,300 in business management and accounting fees to which the Named Executive is entitled to reimbursement, payment of which has been deferred until a date to be agreed to by the Company and the Named Executive.

7) Represents $2,266 in contributions made by the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $34,258 in life insurance premiums paid or accrued by the Company for the benefit of the Named Executive, $2,123 in disability insurance premiums paid by the Company for the benefit of the Named Executive and $9,454 in tax preparation fees for 1996 for which the Named Executive is entitled to reimbursement.

8) Represents $13,499 for automobile lease payments, $25,301 in business management and accounting fees and $1,711 in automobile expenses paid on behalf of such Named Executive by the Company.

9) Represents $2,625 in contributions made by the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $2,131 representing reimbursement of disability insurance premiums paid by the Company for the benefit of the Named Executive and $11,939 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

10) Represents $20,225 in life insurance premiums paid or accrued by the Company for the benefit of the Named Executive and $2,413 in disability insurance premiums paid by the Company for the benefit of the Named Executive.

11) Represents salary earned by the Named Executive pursuant to her Employment Agreement, the payment of $68,063 of which has been deferred in accordance with the arrangement described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

12) Represents $10,700 of business management and accounting fees paid on behalf of the Named Executive, $2,203 in automobile expenses and $4,300 of business management and accounting fees, payment of which has been deferred until a date to be agreed to by the Company and the Named Executive.

13) Represents $2,267 in contributions made by the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $15,100 in life insurance premiums paid or accrued by the Company for the benefit of the Named Executive and $2,275 in disability insurance premiums paid by the Company for the benefit of the Named Executive.

14) Represents $25,301 of business management and accounting fees paid on behalf of such Named Executive by the Company and $1,833 in automobile expenses.

15) Represents $2,633 in contributions made by the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $2,353 representing reimbursement of disability insurance premiums paid by the Company for the benefit of the Named Executive and $18,906 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company.

16) Represents $3,569 in contributions made the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $7,295 in life insurance premiums for which the Named Executive is entitled to reimbursement by the Company and $1,664 in disability insurance premiums paid by the Company for the benefit of the Named Executive.

17) Represents $3,077 in contributions made by the Company on behalf of the Named Executive pursuant to the Company's 401(k) Plan, $5,135 for life insurance premiums paid by the Company for the benefit of the Named Executive and $2,463 for disability insurance premiums paid by the Company for the benefit of the Named Executive.

18) Represents $3,256 in contributions made by the Company on behalf of such Named Executive pursuant to the Company's 401(k) Plan, $4,622 for life insurance premiums paid by the Company for the benefit of the Named Executive and $1,532 for disability insurance premiums paid by the Company for the benefit of the Named Executive.

19) Represents the Company's contributions on behalf of the Named Executive pursuant to the Company's 401(k) Plan.

20) Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of the Named Executive's salary and bonus.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                            SHARES                      NUMBER OF SECURITIES
                          ACQUIRED ON        VALUE     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                           EXERCISE         REALIZED      OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
NAME                          (#)              ($)       DECEMBER 31, 1999          AT DECEMBER 31, 1999

                                                          EXERCISABLE                 EXERCISABLE
                                                         /UNEXERCISABLE              /UNEXERCISABLE
                                                             (#)                          ($)
Ellen Dinerman Little          0               0        700,000/400,000                  0/0

Robert B. Little               0               0        700,000/400,000                  0/0

William F. Lischak             0               0               10,000/0                  0/0

MJ Peckos                      0               0               10,000/0                  0/0

DIRECTOR COMPENSATION

     Pursuant to the automatic option grant program under the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee Board member on October 31, 1996 (Messrs. Bannon, Fracassi and Vorse) was granted a non-qualified option to purchase 5,000 shares of the Company's Common Stock. In addition, each member of the Board of Directors who is not employed by the Company receives an automatic grant of a non-qualified option to purchase 5,000 shares of the Company's Common Stock (i) upon becoming a Board member, whether through election at a meeting of the Company's stockholders or through appointment by the Board of Directors and (ii) on the date of each annual meeting of stockholders, if such individual is to continue to serve as a Board member after such meeting; provided such individual has served as a non-employee member of the Board of Directors for at least six months. Each such automatic option grant is, among other things, exercisable at the fair market value of the Common Stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the Board of Directors measured from the automatic grant date. In addition, the Company reimburses all directors for travel and related expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are not otherwise compensated for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established in October 1996 and currently consists of Messrs. Bannon and Vorse. Mr. Bannon was Chairman of the Board of Directors of the Company during 1996 until consummation of the Merger and currently serves as Vice Chairman of the Board of Directors and Chairman of the Executive Committee. Mr. Vorse served as Vice President, Treasurer, and Secretary of the Company during 1996 through consummation of the Merger. The Compensation Committee currently administers both of the Company's stock option plans to the extent contemplated thereby.

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

EMPLOYMENT AND RELATED AGREEMENTS

     ELLEN DINERMAN LITTLE AND ROBERT B. LITTLE. Virtually all decisions concerning the conduct of the business of the Company, including the motion picture properties and rights to be acquired by the Company and the arrangements to be made for the distribution, production and financing of motion pictures by the Company, are made or are significantly influenced by the Company's senior executive officers, Ellen Dinerman Little and Robert B. Little. The loss of either of their services for any reason would have a material adverse effect on the Company's business and operations and its prospects for the future. In addition, the Coutts Facility requires Ms. Little and Mr. Little's continued involvement with, and control of, the Company. Ms. Little and Mr. Little each have an employment agreement with the Company with a five year term which commenced on October 31, 1996 and ends on October 30, 2001. Ms. Little's and Mr. Little's employment agreements provide for them to serve as Co-Chairs of the Board of Directors, members of the Executive Committee of the Board of Directors, and Co-Chief Executive Officers of the Company. Under Ms. Little's employment agreement, she also serves as President of the Company. Pursuant to these employment agreements, they are each entitled to receive fixed annual compensation of $125,000 and to an annual bonus of $25,000, plus such additional bonus, if any, as may be awarded to them by the Company's Board of Directors or compensation or similar committee, with Ms. Little and Mr. Little abstaining from any vote thereon. The employment agreements of Ms. Little and Mr. Little also provide for certain benefits including, among other things, life, disability and health insurance, and an automobile allowance. In the event that the relevant employment agreement is terminated by Ms. Little or Mr. Little for Good Reason (as defined in the employment agreements and which includes certain changes in control of the Company), or by the Company other than for Cause (as defined in the employment agreements), she or he will receive (a) a lump-sum payment equal to 250% of the greater of (i) the aggregate of all fixed annual compensation to which she or he would otherwise have been entitled through the balance of the term or (ii) an amount equal to the fixed annual compensation and annual bonus for one full year; (b) a lump-sum payment equal to 250% of the aggregate of all annual bonuses to which she or he would otherwise have been entitled through the balance of the term; (c) such additional payments as may be necessary to take into account and reimburse her or him for certain excise taxes which may be applicable to payments and benefits relating to such termination;
(d) for the remainder of the term, life, disability and health insurance and other benefits substantially similar to those received prior to termination; and
(e) automatic vesting of any stock options held. Such termination of the relevant employment agreement would also constitute an event of default under a $2,000,000, five-year, secured promissory note issued by the Company to Ms. Little and Mr. Little as part of their consideration in the Merger Note. In the event of the death or permanent disability of Ms. Little or Mr. Little, she or he will be entitled to a disability benefit or death benefit to the deceased's estate equal to the product of two times (i) the aggregate fixed annual compensation that they were entitled to receive for the full employment year in which the disability or death occurs, plus (ii) an amount equal to the annual bonus.

     Since May 1997, payment of salary to Ms. Little and Mr. Little pursuant to the terms of their respective employment agreements has been deferred. For a more detailed discussion of the terms of such deferral, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     WILLIAM F. LISCHAK. William F. Lischak has an employment agreement with the Company with a five- year term which commenced on October 31, 1996 and ends on October 30, 2001 and which provides for his services as Chief Operating Officer and Chief Financial Officer of the Company. Under the agreement, Mr. Lischak receives an annual base salary of $175,000 for each of the first two years of the term, $200,000 for the third and fourth years of the term and $225,000 in the final year of the term. In addition, Mr. Lischak is entitled to a guaranteed bonus of $50,000 per year payable in quarterly installments, plus such additional bonus, if any, as may be awarded to Mr. Lischak by the Company's Board of Directors or compensation or similar committee. Mr. Lischak also is entitled to certain benefits including, among other things, certain health, life and disability insurance benefits, and an automobile allowance. In the event of a material uncured breach by the Company of his employment agreement, Mr. Lischak is entitled to terminate the employment agreement and to receive his base salary, fixed annual bonus, health, life and disability insurance benefits due under the agreement through the remainder of the five-year term, and any stock options held by Mr. Lischak will vest on the date of termination.

     MJ PECKOS. MJ Peckos does not have a written employment agreement and she currently receives an annual base salary of $150,000. She is entitled to the same benefits that other employees generally receive.

STOCK OPTION PLANS

     The Company has two stock-based incentive compensation plans (together, the "Plans") for the Company's employees, directors and certain other persons providing services to the Company: the 1996 Special Stock Option Plan and Agreement (the "Management Option Plan") and the 1996 Basic Stock Option and Stock Appreciation Rights Plan (the "Basic Plan") (collectively, the "Plans"). The Management Option Plan primarily provides equity incentives to Ellen Dinerman Little and Robert B. Little, the Company's Co-Chief Executive Officers. Under the Management Option Plan, on October 31, 1996, each of Ms. Little and Mr. Little was granted two non-qualified options for a total of 1,100,000 shares each of Common Stock: one option for 537,500 shares of Common Stock at an exercise price of $5.00 per share (exercisable on October 31, 1996 for 100,000 shares with the balance vesting in five equal annual installments beginning on October 30, 1997) and one option for 562,500 shares at an exercise price of $8.50 per share (vesting in five equal annual installments beginning on October 30, 1997). All 2,200,000 shares of Common Stock initially reserved for issuance under the Management Option Plan were subject to the options granted to Ms. Little and Mr. Little. Regular full-time employees of the Company, non-employee members of the Company's Board of Directors, and independent consultants and other persons who provide services on a regular or substantial basis to the Company are generally eligible to participate in the Basic Plan (under which 550,000 shares of Common Stock are reserved for issuance). As of April 11, 2000, options to purchase an aggregate of 149,500 shares of Common Stock were outstanding under the Basic Plan with exercise prices ranging from $1.875 to $5.25. The Plans are currently administered by the Compensation Committee to the extent contemplated by the respective Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 11, 2000 with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of the Company's voting securities, (ii) each director of the Company, (iii) each Named Executive and (iv) all current executive officers and directors of the Company as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The information concerning the stockholders is based upon information furnished to the Company by such stockholders. Except as otherwise indicated, all of the shares of Common Stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

      NAME OF                     AMOUNT AND NATURE OF     PERCENT OF CLASS
BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP     OF VOTING SECURITIES
----------------                  --------------------     --------------------

Ellen Dinerman Little                4,602,778 (1)(2)              59.8%
Robert B. Little                     4,602,778 (1)(2)              59.8%
Stephen K. Bannon                      141,324 (3)                  2.2%
William F. Lischak                     259,560 (1)(4)               4.0%
MJ Peckos                               10,000 (1)(5)                *
Alessandro Fracassi                     20,000 (6)                   *
Gary M. Stein                          187,000 (7)                  3.0%
Scot K. Vorse                          146,323 (8)                  2.2%
Dolphin Offshore Partners, L.P.      1,262,500 (9)                 19.1%
Jay Goldman                            620,300 (10)                 9.0%
Yahoo! Inc.                            562,527 (11)                 8.9%
All current executive officers
  and directors as a
  group (8 persons)                  5,117,425 (12)                65.6%

---------------------
* less than one percent

(1) Such person's business address is in care of the Company, 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069.

(2) Includes (i) 2,953,218 shares of Common Stock held by Ellen Dinerman Little and Robert B. Little as community property in a revocable living trust,
     (ii) the right to vote 249,560 shares of Common Stock pursuant to an irrevocable proxy granted to Ms. Little and Mr. Little by Mr. Lischak,
     (iii) 700,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted to such person under the Management Option Plan and (iv) 700,000 shares of Common Stock issuable upon immediate exercise of immediately exercisable options granted to such person's spouse under the Management Option Plan which generally only may be exercised by such person's spouse (although such person disclaims beneficial ownership of the shares subject to his or her spouse's options). Does not include (a) 400,000 shares of Common Stock issuable upon exercise of options granted to such person under the Management Option Plan or (b) 400,000 shares of Common Stock issuable upon exercise of options granted to such person's spouse under the Management Option Plan, the exercisability of which, in each case, is subject to certain vesting requirements. The proxy granted to Ms. Little and Mr. Little by Mr. Lischak will continue during Mr. Lischak's ownership of the shares, until the October 30, 2001; provided, however, that such proxy terminates earlier if the Littles own or control less than 5% of the outstanding voting power of the Company, or if the shares to which the proxy relates are sold in the public market. In addition, until October 30, 2001, Ms. Little and Mr. Little also have, under certain circumstances, certain rights to acquire the 249,560 shares of Common Stock held by Mr. Lischak while he holds such shares. See footnote (4) below.

(3) Includes 20,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under the Basic Plan. Mr. Bannon's business address is c/o Bannon, Vorse and Company, 202 North Canon Drive, Beverly Hills, California 90210.

(4) Represents (i) 10,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under the Basic Plan and (ii) 249,560 shares of Common Stock which are subject, in the event of transfer (including voluntary and certain involuntary transfers), to a right of first refusal or option to purchase at the then current market price (and a right of repurchase at $2.00 per share in the event Mr. Lischak's employment with the Company terminates for a reason other than death, disability or the Company's material breach of Mr. Lischak's employment agreement) in favor of Ellen Dinerman Little and Robert B. Little during Mr. Lischak's ownership of such shares until October 30, 2001. In addition, Mr. Lischak has granted the right to vote all such shares to the Littles pursuant to an irrevocable proxy which continues during Mr. Lischak's ownership of the shares until October 30, 2001, subject to earlier termination in certain circumstances. See footnote (2) above.

(5) Represents 10,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under the Basic Plan.

(6) Represents 20,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under the Basic Plan. Mr. Fracassi's business address is Via Dei Tre Orologi, 10 Rome 00197 Italy.

(7) Includes (i) 10,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under to the Basic Plan and (ii) 10,000 shares of Common Stock issuable upon exercise of immediately exercisable non-plan options. Mr. Stein's business address is 900 19th Avenue South, Unit 411, Nashville, Tennessee 37212.

(8) Represents (i) 20,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted under the Basic Plan and (ii) 126,323 shares of Common Stock contributed by Mr. Vorse to a revocable living trust for the benefit of Mr. Vorse's spouse. Mr. Vorse's business address is c/o Bannon, Vorse and Company, 202 North Canon Drive, Beverly Hills, California 90210.

(9) Includes 328,000 shares of Common Stock issuable upon exercise of Warrants. Information provided herein was obtained from the General Partner of Dolphin Offshore Partners, L.P. and is included in a Schedule 13D/A dated December 31, 1998 filed with the Comission. The General Partner of Dolphin Offshore Partners is Peter E. Salas, and the address of Mr. Salas and Dolphin Offshore Partners, L.P. is c/o Dolphin Management, 129 East 17th Street, New York, New York 10003.

(10) Includes (i) 458,000 shares of Common Stock issuable upon exercise of Warrants held by Mr. Goldman (including those held in his IRA Account, (ii) 25,000 shares of Common Stock issuable upon exercise of unit purchase options held by Mr. Goldman (each unit consisting of one share of Common Stock and two Warrants; (iii) 50,000 shares of Common Stock issuable upon exercise of the Warrants issuable upon the exercise of the unit purchase options held by Mr. Goldman; (iv) 8,000 shares of Common Stock held of record by Mr. Goldman's spouse and (v) 78,500 shares of Common Stock issuable upon exercise of Warrants held in Mr. Goldman's spouse's IRA Account. Information provided was obtained from Mr. Goldman's Form 13G dated November 23, 1998 filed by Mr. Goldman with the Commission. Mr. Goldman's address is 40 Kean Road, Short Hills, New Jersey 07078.

(11) Yahoo! Inc.'s business address is 3420 Central Expressway, Santa Clara. California 95051.

(12) Includes (i) 700,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted to Ellen Dinerman Little under the Management Option Plan, (ii) 700,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted to Robert B. Little under the Management Option Plan, (iii) an aggregate of 90,000 shares of Common Stock issuable upon exercise of immediately exercisable options granted to Messrs. Lischak, Bannon, Fracassi, Vorse and Stein and Ms. Peckos under the Basic Plan and (iv) 10,000 shares of Common Stock issuable upon exercise of immediately exercisable non-plan options.

     Pursuant to a Lock-Up and Registration Rights Agreement, dated October 31, 1996, by and among the Company, Ms. Little, Mr. Little and Mr. Lischak, the Littles and Mr. Lischak have the right on three occasions (but not more than once in any 18-month period) to require the Company, at its expense, to file a registration statement under the Securities Act for the registration of a minimum of 250,000 of the shares received by them in the Merger (2,928,218 shares held by the Littles and 249,560 held by Mr. Lischak). These demand rights terminate, as to one demand, on October 30, 2004; as to the second demand, on October 30, 2008; and as to the third demand, on October 30, 2011. In addition, the Littles and Mr. Lischak have unlimited "piggyback" rights in connection with registration statements filed by the Company under the Securities Act until October 30, 2004.

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

     In May 1997, in order to address what the Company had anticipated was a need for additional working capital availability, Ms. Little and Mr. Little agreed to defer payments to them under the Merger Note. In April 1998, the Company and the Banks amended the Coutts Facility, as well as extended the date of the Bank's annual review of the facility and the expiration of their commitment to lend under the facility. As part of the amendments to the Coutts Facility, Ms. Little and Mr. Little agreed to continue deferral of payments under the Merger Note. During 1998, no principal and interest was paid to the Littles under the Merger Note and an aggregate of $498,200 was deferred. Payments under the Merger Note accrue but are being deferred with interest until outstanding borrowings under the operating facility portion of the Coutts Facility are reduced to at least $5,000,000 and the Company and the Banks view such reduction as permanent (the "Deferral Lapse Date"); provided, however, that, prior to such time, an amount equal to the Littles' aggregate weekly salary can be paid to the Littles on a weekly basis towards repayment of the Merger Note so long as the Littles defer such weekly salary payments until the Deferral Lapse Date. The Littles' weekly salary is currently being deferred, without interest, and an amount equal to such weekly salary is being applied towards the Merger Note (such amount was previously applied to the Insurance Note described below). The Merger Note is being extended for the period of time Merger Note payments are deferred, the deferred payments will continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At April 11, 2000, the aggregate amount outstanding (including accrued interest) under the Merger Note was approximately $1,963,652 (including an aggregate of $1,143,154 in previously deferred payments of principal and interest).

     As part of the April 1998 amendments to the Coutts Facility, Ms. Little and Mr. Little also agreed to personally guarantee for the benefit of the Banks under the Coutts Facility all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the operating facility portion of the credit facility; provided that the guarantee will be extinguished when the amounts outstanding under the operating facility are permanently reduced to less than $6,000,000.

     In connection with the Merger, the Company entered into a Tax Reimbursement Agreement with Ellen Dinerman Little, Robert B. Little and William F. Lischak. During 1999, no payments were made pursuant to the Tax Reimbursement Agreement, although the Company and the Littles have agreed that $200,000 is due by the Company to the Littles under the provisions of the Tax Reimbursement Agreement. See "- Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Tax Related Matters" for additional information regarding the Tax Reimbursement Agreement and the payment due to the Littles.

     In December 1997 and February 1998, Ms. Little and Mr. Little loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by Company for the print and advertising costs associated with the domestic theatrical release by the Company of MRS. DALLOWAY. The loan is secured by a security interest in domestic revenues from MRS. DALLOWAY (subordinate to the security interest of the Company's commercial lenders), bears interest at the rate of 9% per annum, and is to be repaid as and when revenues from MRS. DALLOWAY and DIFFERENT FOR GIRLS are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the lenders with respect to DIFFERENT FOR GIRLS). At April 11, 2000, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $480,600.

     Neo Motion Pictures, Inc., a California corporation ("Neo") involved in the production of motion pictures, provided production services on a non-exclusive basis with respect to approximately 12 motion pictures for Pre-Merger Overseas from 1989 through the date of Merger and may provide production services to motion pictures for Company in the future. As permitted by his employment agreement with the Company, Mr. Little performs consulting services for Neo. During 1999, no consulting fees were paid by Neo to Mr. Little, although, at April 10, 2000, Neo owed Mr. Little $269,121 in accrued but unpaid consulting fees. In September 1996, Mr. Little and Neo entered into an agreement pursuant to which Neo granted Mr. Little an option to acquire a 50% interest in Neo for a purchase price of less than $60,000. Also in September 1996, Mr. Little and the Company entered into an agreement pursuant to which the Company has the option to purchase 50% of the shares that Mr. Little receives from Neo. The Company has guaranteed payment by Neo of a $324,000 principal amount promissory note payable to a third party in September 2000 (extended originally from May 9, 1997), which was paid in full on August 11, 1999.

     Alessandro Fracassi, a director of the Company, is the sole owner of Original Film Company, an Italian corporation ("Original"), which owns or controls, together with certain of its affiliates, distribution rights to 13 motion pictures for which the Company acts as sales agent pursuant to various agreements. In exchange for licensing distribution rights to such films on behalf of Original and its affiliates, the Company receives a sales agency fee generally ranging from 5% to 15% of the revenues generated by such licensing, depending on the film. During 1999, sales or licenses of distribution rights to such films by the Company generated approximately $20,100 of gross revenues to the Company.

     Mr. Fracassi is also the President and owner of Racing Pictures, an Italian corporation which is engaged in the production and distribution of motion pictures. In 1990 and 1991, Pre-Merger Overseas licensed to Racing Pictures various distribution rights (primarily Italian television and video distribution rights) to approximately 86 motion pictures which the Company owns or for which the Company controls various distribution or sales agency rights. The licenses, which generally have terms of six to twelve years, obligated Racing Pictures to pay aggregate minimum guarantees of approximately $2,900,000 to Pre-Merger Overseas. With respect to video distribution rights granted to Racing Pictures pursuant to such licenses, the Company generally is entitled to a 25% royalty on all gross receipts of Racing Pictures relating to Racing Pictures' exploitation of such video distribution rights. With respect to television rights granted to Racing Pictures pursuant to such licenses, Racing Pictures is generally entitled to a distribution fee of 25% of gross receipts from exploitation of such television rights and recoupment of all Racing Pictures' distribution expenses. The Company is entitled to the balance of the gross receipts of Racing Pictures from exploitation of the television rights. Both the video royalty payable to the Company and the Company's share of the gross receipts from Racing Pictures' exploitation of the television rights are applied first to Racing Pictures' recoupment of the minimum guarantees. In September 1996, the Company and Racing Pictures agreed that $413,000 in then past due minimum guarantees owed by Racing Pictures to the Company were to be paid to the Company, without interest, by September 30, 1998, which was later extended to April 1, 2000. During 1998, $264,000 was paid by Racing Pictures to the Company. As of April 11, 2000, $149,000 remains outstanding. In 1999, no portion of such amount was paid by Racing Pictures to the Company, all with respect to films for which the Company owns the copyright. Upon payment by Racing Pictures of the remaining $149,000 of such minimum guarantees to the Company, the Company would be entitled to retain approximately $17,800 of the total amount as distribution fees, with the remainder of such amount to be paid to the various parties from which distribution rights to the films licensed to Racing Pictures were acquired.

     Racing Pictures also owns or controls distribution rights to three motion pictures for which the Company acts as sales agent or distributor pursuant to various agreements. In exchange for licensing distribution rights in such films, the Company receives a fee generally ranging from 10% to 20% of the revenues generated by such licensing, depending on the film. During 1999, sales or licenses of distribution rights to such films by the Company generated $18,815 in total revenues, of which the Company retained approximately $7,500 in fees.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   INDEX TO FINANCIAL STATEMENTS

                                                                   Page(s) in
                                                                   Form 10-k
                                                                   ---------
         Report of Independent Accountants                            F-1

         Consolidated Financial Statements:

         Consolidated Balance Sheets - December 31, 1999
           and 1998                                                   F-2

         Consolidated Statements of Operations - Years Ended
           December 31, 1999, 1998 and 1997                           F-3

         Consolidated Statements of Cash Flows - Years
           Ended December 31, 1999, 1998 and 1997                     F-4

         Consolidated Statements of Shareholders' Equity -
           Years Ended December 31, 1999, 1998 and 1997               F-5

         Notes to Consolidated Financial Statements                   F-6


         (a)(2)   INDEX TO FINANCIAL STATEMENTS SCHEDULES

     The schedules for which provision is made in the applicable accounting regulations of the Commission are included in the respective financial statements or notes thereto or are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   EXHIBIT

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

             10.7 Indemnity Agreement, dated September 3, 1998, between the Company and Gary Stein. Incorporated by reference to Exhibit
                    10.7 to the Company's Current Report on Form 10-K, dated December 31, 1998, filed with the Commission on April 15, 1999.

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

              10.14 Promissory Note, dated October 31, 1996, payable to Ellen
                    Dinerman Little and Robert B. Little. Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the Commission on November 12, 1996.

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

              10.20 Overseas Filmgroup, Inc. 1996 Basic Stock Option and Stock
                    Appreciation Rights Plan. Incorporated by reference to
                    Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

              10.23 Restated and Amended Syndication Agreement dated as of
                    October 31, 1996, among Coutts & Co., Berliner Bank A.G. London Branch, Overseas Filmgroup, Inc. and Entertainment Media Acquisition Corporation. Incorporated by reference to
                    Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.*

              10.24 Amendment dated as of April 14, 1998 to Restated and
                    Amended Syndication Agreement among Coults & Co., Berliner Bank A.G. London Branch and the Company. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

              10.27 Amendment dated as of April 9, 1999 to Restated and Amended
                    Syndication Agreement among Coutts & Co., Berliner Bank A.G. London Branch and the Company. Incorporated by reference to
                    Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

_______________________
*    Confidential treatment has been granted for portions of such exhibit.

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

              10.33 Security Agreement dated as of April 14, 1998, between the
                    Company, Ellen Dinerman Little, Robert B. Little, Coutts & Co. and Berliner Bank A.G. London Branch. Incorporated by reference to Exhibit 10.33 to the Company's Current Report on Form 10-K, dated December 31, 1998, filed with the Commission on April 15, 1999.

              10.34 Movie and Motion Picture Programming Agreement, dated July
                    19, 1999, between broadcast.com inc. and the Company. Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

              10.35 Amendment dated as of April 9, 2000 to Restated and Amended
                    Syndication Agreement among Coutts & Co., Bankgesellschaft Berlin A.G. and the Company. Filed herewith.

              21    Subsidiaries of the Registrant. Filed herewith.

              23    Consent of PricewaterhouseCoopers LLP. Filed herewith.

              27.1  Financial Data Schedule. Filed herewith.

     (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

     (c) See Item 14(a)3 above.

     (d) Not applicable

_____________________________
*    Confidential treatment has been granted for portions of such exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2000                 OVERSEAS FILMGROUP, INC.

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

           SIGNATURE                        TITLE                               DATE
           ---------                        -----                               ----
         /s/ Ellen Dinerman Little          Co-Chairman of the Board            April 14, 2000
         -------------------------          of Directors, Co-Chief
         Ellen Dinerman Little              Executive Officer, and
                                            President (Co-Principal
                                            Executive Officer)

         /s/ Robert B. Little               Co-Chairman of the Board of         April 14, 2000
         --------------------               Directors and Co-Chief
         Robert B. Little                   Executive Officer (Co-
                                            Principal Executive Officer)

         /s/ William F. Lischak             Chief Operating Officer,            April 14, 2000
         ----------------------             Chief Financial Officer
         William F. Lischak                 Secretary, and Director
                                            (Principal Financial and
                                            Accounting Officer)

         /s/ Stephen K. Bannon              Director                            April 14, 2000
         ---------------------
         Stephen K. Bannon

         /s/ Alessandro Fracassi            Director                            April 14, 2000
         -----------------------
         Alessandro Fracassi

         /s/ Gary M. Stein                  Director                            April 14, 2000
         -----------------
         Gary M. Stein

         /s/ Scot K. Vorse                  Director                            April 14, 2000
         -----------------
         Scot K. Vorse

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Shareholders of Overseas Filmgroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Overseas Filmgroup, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6 to the consolidated financial statements, the Company has obtained an extension on the terms of its Credit Facility until April 15, 2001. Management intentions in regard to obtaining additional sources of long term finance are also described in Note 6.

PricewaterhouseCoopers LLP
Los Angeles, California

March 31, 2000 except for Note 6, which is as of April 10, 2000

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                       ------------------
                                                       1999          1998
                                                -------------  --------------

                                     ASSETS:
Cash and cash equivalents                       $    270,031   $    537,652
Restricted cash                                       88,176        159,614
Accounts receivable, net                          30,088,951     19,724,817
Related party receivable                             149,000        149,000
Investment available-for-sale                      2,908,383              0
Film costs, net of accumulated
   amortization                                   28,363,419     29,003,201
Fixed assets, net of
   accumulated depreciation                          282,856        293,858
Other assets                                         496,078        340,546
                                                ------------   ------------
         Total assets                           $ 62,646,894   $ 50,208,688
                                                ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued
   expenses                                     $  1,146,677   $  1,271,818
Payable to related parties                         1,334,624        924,921
Accrued interest payable                             272,583        470,386
Payable to producers                              22,462,179      9,180,186
Notes payable to related parties                   1,989,229      2,262,498
Notes payable                                     19,764,175     22,013,281
Deferred income taxes                              1,458,605      2,332,764
Deferred revenue                                     918,500        132,250
                                                ------------  -------------
         Total liabilities                        49,346,572     38,588,104
                                                ------------  -------------
Commitments and contingencies
   (Note 10)

Shareholders' equity:
Preferred stock, $.001 par
  value, 2,000,000 shares
  authorized, 0 shares outstanding
Common stock, $.001 par value,
   25,000,000 shares authorized;
   6,340,305 and 5,777,778 shares issued;
   6,295,305 and 5,732,778 shares
    outstanding,                                      6,340          5,778
Additional paid-in capital                       12,107,058     10,652,731
Retained (deficit) earnings                        (203,760)     1,048,809
Cumulative unrealized gain on
   investment available-for-sale                  1,477,418              0
Treasury stock at cost, 45,000
   shares                                           (86,734)       (86,734)
                                               ------------   ------------
Total shareholders' equity                       13,300,322     11,620,584
Total liabilities and                          ------------   ------------
   shareholders' equity                        $ 62,646,894   $ 50,208,688
                                               ============   ============

The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                              -----------------------
                                          1999           1998          1997
                                          ----           ----          ----
Revenues                             $ 33,783,836  $  25,585,476 $  22,494,256

Expenses:
  Film costs                           30,887,786     21,014,728    19,152,847
  Selling, general and
    administrative                      2,983,224      2,960,383     3,509,122
                                     ------------  ------------- -------------
          Total expenses               33,871,010     23,975,111    22,661,969
                                     ------------  ------------- -------------
(Loss) income from operations             (87,174)     1,610,365      (167,713)
                                     ------------  ------------- -------------
Other income (expense):
  Interest income                           6,682         27,410         4,923
  Interest expense                     (2,018,328)    (1,644,153)     (853,666)
  Other income                            110,252        118,850       179,179
                                     ------------  ------------- -------------
          Total other expense          (1,901,394)    (1,497,893)     (669,564)
                                     ------------  ------------- -------------
(Loss) income before income
   taxes                               (1,988,568)       112,472      (837,277)
Income tax (benefit) provision           (736,000)        53,000      (293,357)
                                    -------------  ------------- -------------
Net income (loss)                   $  (1,252,568) $      59,472   $  (543,920)
                                    =============  ============= =============

Basic and diluted net (loss)
   income per share                 $       (0.21) $        0.01   $     (0.09)


Weighted average number of
  common shares outstanding             5,990,153      5,732,778     5,747,778
                                     ============  ============= =============

The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                 -----------------------
                                             1999       1998          1997
                                             ----       ----          ----
Cash flows from operating
   activities:

  Net (loss) income                      $(1,252,568)   $ 59,472   $ (543,920)

Adjustments to reconcile net
   (loss) income to net
   cash provided by operating
   activities
      Amortization of film costs         14,339,574   21,014,728    18,696,333
      Depreciation of fixed assets          121,056      149,645       160,099
      Equity based charge                    23,934            -             -
Change in assets and liabilities
  Increase in accounts receivable       (10,364,134)  (5,308,277)   (3,688,301)
  Decrease in related party
   receivables                                    -      132,000       132,000
  (Increase) decrease in other assets      (155,532)      21,351       (14,628)
  Increase (decrease) in accounts
   payable and accrued expenses              86,759      727,549      (683,508)
  Increase in payable to producers       13,281,993    4,727,165       740,210
  Decrease  in deferred income taxes       (874,159)    (169,436)     (527,800)
  Increase (decrease) in deferred
   revenue                                  786,250     (668,000)      247,250
                                       ------------  -----------  ------------

     Net cash provided by operating
      activities                         15,993,173   20,686,197    14,517,735
                                       ------------  -----------  ------------
Cash flows from investing activities:
  Additions to film costs               (13,699,792) (20,277,362)  (20,078,577)
  Purchases of fixed assets                (110,065)     (34,818)      (11,657)
                                       ------------  -----------  ------------
     Net cash used in investing
      activities                        (13,809,857) (20,312,180)  (20,090,234)
                                       ------------  -----------  ------------
Cash flows from financing activities:
  Net (paydown) borrowings under
   Credit Facility                       (1,959,893)  (3,128,903)    6,535,047
  Net (paydown) borrowings
   under other notes payable               (289,213)   2,000,000             -
  Net issuance (paydown) of notes
   payable to related party                (273,269)     100,521       (76,091)
  Decrease (increase) in restricted
   cash position                             71,438       12,884       126,460
  Purchase of treasury stock                      -            -       (86,734)
                                       ------------  -----------  ------------
  Net cash (used in) provided by
   financing activities                  (2,450,937)  (1,015,498)    6,508,682
                                       ------------  -----------  ------------
Net (decrease) increase in cash,
   cash equivalents                        (267,621)    (641,481)      936,183
Cash, cash equivalents
   at beginning of period                   537,652    1,179,133       242,950
                                       ------------  -----------  ------------
Cash, cash equivalents
   at end of period                       $ 270,031   $ 537,652    $ 1,179,133
                                       ============  ==========   ============
Supplemental disclosure of cash flow
   information:
  Cash paid during the period for:
     Interest                            $2,198,601 $ 1,763,441    $ 2,185,532
                                       ============  ==========   ============
     Income taxes                        $   22,016 $    12,382    $     4,800
                                       ============  ==========   ============
     Foreign withholding taxes           $  196,449 $   117,348    $   231,243
                                       ============  ==========   ============

The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              Common Stock         Additional                         Retained     Accumulated Other
                              ------------          Paid-In          Treasury         (Deficit)     Comprehensive
                          Number        Amount      Capital           Stock           Earnings         Income           Total
                        -----------   ---------   ------------      ----------       ------------  ---------------   ------------
Balance at December
     31, 1996             5,777,778    $ 5,778    $ 10,652,731        $       -       $ 1,533,257   $            -   $ 12,191,766

Purchase of treasury
     stock                        -          -               -          (86,734)                -                -        (86,734)
Net loss                          -          -               -                -          (543,920)               -       (543,920)
                       ------------  ---------   -------------       ----------      ------------   --------------   -------------
Balance at December
     31, 1997             5,777,778      5,778      10,652,731          (86,734)          989,337                -     11,561,112

Net income                        -          -               -                -            59,472                -         59,472
                       ------------  ---------   -------------       ----------      ------------   --------------   ------------
Balance at December
     31, 1998             5,777,778      5,778      10,652,731          (86,734)        1,048,809                -     11,620,584

Issuance of common
     stock                  562,527        562       1,430,393                -                 -                -      1,430,955

Equity based charges              -          -          23,934                -                 -                -         23,934

Components of compre-
     hensive income:
Net loss                          -          -               -                -        (1,252,569)               -     (1,252,569)
Unrealized holding
    gain in investments
    available-for-sale            -          -               -                -                 -        1,477,418      1,477,418
Total comprehensive                                                                                                   -----------
    income                        -          -               -                -                 -                -        224,849
                       ------------  ---------   -------------       ----------     ------------   --------------     ===========
Balance at December
     31, 1999            6,340,305   $  6,340    $  12,107,058       $  (86,734)     $   (203,760)  $    1,477,418   $ 13,300,322
                       ============  =========   =============       ==========      ============   ==============   ============


The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Overseas Filmgroup, Inc. ("Overseas" or the "Company") is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name First Look Pictures ("First Look").

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $1,100,000, for the years ended December 31, 1999, 1998 and 1997.

FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is provided over the estimated useful lives of the assets which range from 5 to 7 years using the straight line method.

PAYABLE TO PRODUCERS

Payable to producers represents an accrual on a film-by-film basis of the producers' share of revenues recognized by the Company net of the recoupable costs incurred by Overseas. The producers' share of revenue is expensed as film costs. Payments to producers are typically made on a quarterly basis based on actual cash collections.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Effective January 1, 1989 (and terminating October 31, 1996 as described below) the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, subject to the Tax Reimbursement Agreement, all federal income tax liability was the responsibility of the shareholders. The Company remained subject to income tax in the state of California, the principal state of operation for the Company. Following the merger of Overseas Filmgroup, Inc. and Entertainment/Media Acquisition Corporation in October 1996 (the "Merger"), the Company's S Corporation status was terminated effective October 31, 1996. The Company is liable for federal and state income taxes from that date forward.

BASIC INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the net earnings applicable to common shares and upon the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and warrants only in the periods in which such effect would be dilutive.

Stock options and warrants representing common shares of 7,598,000, 7,422,500 and 7,402,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1999, 1998 and 1997 respectively because they were anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair-value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard of measurement is elected, SFAS 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the intrinsic value method prescribed by APB Opinion No. 25. See Note 8 for supplemental disclosure.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk with respect to accounts receivable is limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company's customers are located in several geographic regions throughout the world (See Note 11). The Company performs credit evaluations of its customers and generally does not require collateral. As of December 31, 1999 only one customer with an accounts receivable balance of $3.5 million had an outstanding balance of over 10% or more of the Company's total accounts receivable.

COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING GUIDANCE

     In December 31, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective for the Company in the second quarter of fiscal 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While the Company's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in changes as to how the filmed entertainment industry classifies its revenues relating to the license to sub-distributors of rights to exploit motion picture product. Currently, the Company, consistent with the filmed entertainment industry, classifies as revenue the gross amount of revenues it receives from licenses to sub-distributors and records as film cost expense the related producers' share of revenues. Under SAB 101, in certain circumstances the Company will only recognize as revenues its net distribution fees. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. It is expected that both annual revenues and film costs in the Company's consolidated financial statements will be reduced by an equal amount as a result of these classification changes, which will not result in any change to income/(loss) from operations or net income/(loss).

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in prior periods to conform with the current year presentation.

NOTE 3 - MARKETABLE SECURITIES:

In July 1999 the Company and broadcast.com entered into an agreement whereby broadcast.com was granted the right to exhibit, via the Internet, certain films owned by the Company. Additionally, broadcast.com received 562,527 shares of the Company's common stock in consideration for 11,302 shares in broadcast.com.

In July 1999 the Company received 8,727 shares of common stock of Yahoo!, Inc. ("Yahoo") in exchange for its shares of broadcast.com, following Yahoo's acquisition of broadcast.com. The number of Yahoo shares held by the Company at the year end increased to 17,454 shares as a result of a 2 for 1 stock split effected by Yahoo in 1999.

The Company has accounted for its investment in Yahoo under the provisions of Statement of Standard Accounting Practice No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The investment in Yahoo is classified as an available-for-sale security and is carried on the balance sheet at fair value. Unrealized gains or losses associated with this investment are recorded as a component of other comprehensive income.

NOTE 4 - FILM COSTS:

Film costs consist of the following:

                                                         December 31,
                                                        -------------
                                                  1999                1998
                                                  ----                ----

Films in release                               $192,798,097        $178,195,727
Less:  Accumulated amortization                (166,365,578)       (152,026,004)
                                               -------------       -------------
                                                 26,432,519          26,169,723
                                                 ==========          ==========
Films not yet available for release               1,930,900           2,833,478
                                                  ---------           ---------
                                                $28,363,419         $29,003,201
                                                ===========         ===========

Interest costs capitalized to films were $303,215, $649,005 and $1,211,831 during the years ended December 31, 1999, 1998 and 1997, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 1999, approximately 65% of unamortized film costs applicable to films in release are expected to be amortized during the next three years.

NOTE 5 - FIXED ASSETS:

Fixed assets consist of the following:

                                                      December 31,
                                                  -----------------
                                              1999                1998
                                              ----                ----

Furniture and fixtures                     $ 255,497           $ 255,497
Office equipment                             205,838             201,417
Computer equipment                           773,416             678,577
Leasehold improvements                       173,855             176,337
Automobiles                                   14,970              14,970
                                           ---------           ---------
                                           1,423,576           1,326,798
Less accumulated depreciation             (1,140,720)         (1,032,940)
                                          ----------         -----------
Net fixed assets                            $282,856            $293,858
                                          ==========         ===========

NOTE 6 - NOTES PAYABLE:

Outstanding balances are summarized as follows:

                                                    December 31,
                                                    -----------
                                               1999               1998
                                               ----               ----
Credit Facility:
  Film Facilities                           $10,069,048       $11,778,940
  Operating Facility                          7,234,341         7,234,341
  Local Line                                    750,000         1,000,000
 Subordinated Note Payable                    1,710,786         2,000,000
                                              ---------         ---------
      Subtotal                               19,764,175        22,013,281
 Notes Payable to Related Parties             1,989,229         2,262,498
                                              ---------         ---------
 Total                                      $21,753,404       $24,275,779
                                            ===========       ===========

The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit, however, it was amended and extended (as provided below) on April 14, 1998 (the "1998 Amendment"), April 9, 1999 (the "1999 Amendment") and April 9, 2000 (the "2000 Amendment," and collectively the "Facility Amendments"). No additional funds will be available under the operating line of credit portion of the Credit Facility (the "Operating Facility") or the portion of the Credit Facility established to finance the production and/or acquisition of films (the "Film Facilities"). The Company maintains a $1,000,000 working capital credit line ("Local Line") with another bank, which is guaranteed by letters of credit issued by the Banks.

Borrowings under the Film Facilities are secured by rights to the individual films financed by the related Film Facility, cash proceeds and accounts receivable related to the distribution of such related films as well as all assets of the Company generally. Repayments under each Film Facility are made first from collections on sales related to the specific film and, pursuant to the terms of the Facility Amendment, from collections on sales of films financed under Film Facilities which have been repaid.

Outstanding amounts payable under the Operating Facility are due on April 15, 2001 subject to the review of the Banks with a view to determining whether the Credit Facility will be available after that date.

Interest on the Credit Facility is payable monthly at the London Interbank Offering Rate ("LIBOR") plus 3% (5.82%, 5.90%, and 6.00% for one, three and six month LIBOR, respectively at December 31, 1999). The interest rate is set at the commencement of each drawdown, based upon the Company's selection of a one, three or six month borrowing period and is reset upon the renewal of each borrowing (for one, three or six months as requested by the Company). Interest on the Local Line is payable monthly at the bank's prime rate less 1.25% (prime rate was 8.50% at December 31, 1999). The Credit Facility also requires the Company to pay closing fees on each Film Facility drawdown, a commitment fee for unused portions of the Operating Facility, a fee measured by a portion of the Company's distribution fee earned on financed films, and an annual management fee. Under the terms of the 2000 Amendment certain accrued and deferred fees become payable upon the earlier of refinancing of the credit facility or July 31, 2000. Also, the 2000 Amendment provides for payment of a monthly extension fee.

The Credit Facility is collateralized by a security interest in substantially all of the Company's assets and contains various covenants including, among other provisions, restrictions on the payment of dividends and the maintenance of a minimum consolidated net worth and certain financial ratios. For the year ended December 31, 1999 the Company was in violation of certain of these covenants, however the Banks granted a waiver of such violations. The 1998 Amendment, the 1999 Amendment and the 2000 Amendment to the Credit Facility include certain additional covenants including certain reporting requirements and written approval by the Banks for any new acquisitions and planned distribution expenses prior to the Company's commitment.

In order to effectuate the Facility Amendments, the Company's Co-Chairmen and Co-Chief Executive Officers (and majority owners of the Company) were required to provide a joint and several personal guarantee, in the amount of $618,000 for the benefit of the Banks. The guarantee shall automatically be released and extinguished when amounts outstanding under the Operating Facility are reduced, permanently to $6,000,000. Additionally, pursuant to the 1998 Amendment the Company's Co-Chairmen and Co-Chief Executive Officers agreed to defer receipt of payment pursuant to the terms of the note (the "Merger Note") issued to the Co-Chairmen and Co-Chief Executive Officers as part of the Merger until amounts outstanding under the Operating Facility are reduced, permanently, to $5,000,000. Interest on the Merger Note will continue to accrue during the deferment period.

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

In addition to the amounts outstanding under the Company's Credit Facility, the Company has borrowed $2,000,000 from another lender, the proceeds of such loan being used to acquire rights to a particular film. The Subordinated Note Payable bears interest at the Prime Rate (8.5% at December 31, 1999) plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The Note Payable matures on May 29, 2001 and requires a $400,000 principal reduction in July 2000.

The carrying value of the Company's notes payable approximates their fair value due to the fact that the interest rate is reset periodically and the lack of a specified maturity.

The following table sets forth the maturities of debt for the next five years:

                                                              Notes
                      Year                                   Payable
                      ----                                   -------

                      2000                                  $1,050,000
                      2001                                  20,703,404
                      2002                                           -
                      2003                                           -
                      2004                                           -
                                                           -----------
                                                           $21,753,404
                                                           ===========

     The Company's ability to maintain availability under its Local Facility, to reduce the balances of the Operating Facility and the Film Facilities prior to maturity and to generate sufficient cash flow to fund operations is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available to sub-distributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time.

     The Company's ability to repay the balance of the Operating Facility and Film Facilities upon maturity will depend upon the Company obtaining new financing and/or equity. The Company is currently attempting to secure alternate sources of debt capital and additional sources of equity capital. The Company has entered into a commitment letter (the "Commitment Letter") with Chase Securities, Inc. ("Chase") whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five year revolving credit facility in an aggregate amount of up to $30,000,000 (the "Chase Facility"). Additionally, under the terms of the Commitment Letter, The Chase Manhattan Bank ("CMB") has committed to provide up to $10,000,000 of the Chase Facility. However, it is a condition to CMB's commitment that the portion of the Chase Facility not being provided by CMB shall be provided by other lenders and no assurance can be given that Chase will secure such additional lenders.

     The Company also has sought additional equity capital and, to that end, is currently involved in negotiations regarding a potential equity investment in the Company. No assurance can be given that additional capital will be available or available on terms advantageous to the Company.

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes on earnings before income taxes are as follows:

                                                               Years ended December 31,
                                                               ------------------------
                                                         1999         1998            1997
                                                         ----         ----            ----
Current
  State                                               $       -      $ 53,000       $  3,200
  Foreign withholding                                         -       117,348        231,243
                                                      ---------      --------       --------

                                                              -       170,348        234,443
                                                      ---------      --------       --------

Deferred
  State                                                 (60,000)      (49,000)       (22,000)
  Federal                                              (676,000)      (68,348)      (505,800)
  Deferred tax provision resulting from the
   termination of S corporation status                        -             -              -
                                                      ---------      --------       --------

                                                       (736,000)     (117,348)      (527,800)
                                                       ---------     --------       --------
                                                      $(736,000)    $  53,000      $(293,357)
                                                      ==========    =========      ==========

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

                                                                      1999                 1998             1997
                                                                      ----                 ----             ----
Federal statutory rate                                                (34%)                 34%             (34%)

State taxes, net of federal benefit and
  income not subject to tax                                            (3%)                  3%              (3%)
Non-deductible portion of officers' life insurance                      --%                  8%               2%
Other                                                                   --%                  2%               --%
                                                                       ---                  ---              ---
                                                                      (37%)                 47%             (35%)
                                                                      =====                 ===             ====


For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $875,000 (which tax loss carryforwards expire between 2011 and 2014) and foreign tax credit carryforwards of approximately $733,000 (which foreign tax credit carryforwards expire between 2001 and 2004).

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

During 1996, the Company granted options to purchase 1,075,000 shares of common stock at $5.00 per share ("$5.00 Options") and 1,125,000 shares of common stock at $8.50 per share, ("$8.50 Options") to the majority owners of the Company's Common Stock, all of which expire on October 31, 2003. The $5.00 Options vest 200,000 on October 31,1996 and 175,000 on each anniversary date thereafter through 2001. The $8.50 Options vest in equal increments of 225,000 beginning on October 31, 1997 and each anniversary date thereafter through 2001. All of the $5.00 Options and the $8.50 Options remain outstanding as of December 31, 1999.

As discussed in Note 2 the Company uses the intrinsic value method prescribed by APB 25 to account for compensation expense for its stock-based employee compensation plans. The fair value of the stock options granted during the year ended December 31, 1999 was $147,215. Had compensation cost for the Company's stock-based employee compensation plans been determined based on the fair value at the grant date for options under those plans as consistent with SFAS 123, the Company would have had a pro-forma net loss of $1,669,491 and net loss per share of $0.28 for the year ended December 31, 1999 and the net loss and net loss per share would have been increased to $275,681 and $0.05, respectively for the year ended December 31, 1998 and $1,091,399 and $0.19, respectively for the year ended December 31, 1997. For purposes of pro forma disclosures, the estimated value of the options is amortized over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

         Risk free interest rate:  6.07%
         Expected life:  4 years
         Volatility:  58%

These proforma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net income/(loss) for 1999, 1998 and 1996 is not representative of the pro forma effect on net income in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years.


The following table summarizes stock option transactions during the years ended December 31, 1999, 1998 and 1997:

                                                 Number of Shares        Weighted Average Price Per Share
Balance, December 31, 1996                             2,220,000           $    6.77
1997:

              Granted                                     20,000           $    2.38
                                                       ---------
Balance, December 31, 1997                             2,240,000           $    6.73
1998:
              Granted                                     20,000           $    1.88
                                                       ---------
Balance, December 31, 1998                             2,260,000           $    6.69
1999:

              Granted                                     81,500           $    2.42
                                                       ---------
Balance, December 31, 1999                             2,341,500           $    6.54
                                                       =========
Exercisable at December 31, 1999                       1,541,500           $    6.44


The following summarizes prices and terms of options outstanding at December 31, 1999:

                                                                                               Stock Options Exercisable
                                         Stock Option Outstanding                              -------------------------
                                         ------------------------                                  Number        Weighted
                                    Number Outstanding  Weighted Average                        Exercisable at   Average
                                      at December 31,      Remaining       Weighted Average     December 31,     Exercise
Exercise Price                            1999          Contractual Life    Exercise Price           1999         Price
--------------                     --------------------------------------------------------------------------------------
      $  1.88                            20,000            8.5 yrs           $  1.88                20,000       $ 1.88
      $  2.25                            20,000            9.5 yrs           $  2.25                20,000       $ 2.25
      $  2.38                            20,000            7.5 yrs           $  2.38                20,000       $ 2.38
      $  2.44                            66,500            9.25 yrs          $  2.44                66,500       $ 2.44
      $  5.00                         1,075,000            3.5 yrs           $  5.00               675,000       $ 5.00
      $  5.25                            15,000            6.5 yrs           $  5.25                15,000       $ 5.25
      $  8.50                         1,125,000            3.5 yrs           $  8.50               725,000       $ 8.50
                                      ---------                                                   --------
                                      2,341,500                                                  1,541,500
                                     ==========                                                  =========

Warrants to purchase 4,500,000 shares of Common Stock are outstanding at December 31, 1999. These warrants have an exercise price of $5.00 per share and expire on February 16, 2002. The warrants are callable by the Company at $.01 per warrant if certain market price and other criteria are met. Options to purchase 200,000 Overseas Units (each unit consists of 1 share of common stock and 2 warrants, described above) at an exercise price of $9.90 per unit are outstanding at December 31, 1999. The warrants attached to these units are identical to the warrants described above except that they are exercisable at $5.85 per share and expired on February 16, 2000. These options and warrants were issued in connection with the 1996 merger of the Company and Overseas Filmgroup, Inc.

Overseas also issued a warrant to purchase 62,500 shares of common stock to its financial advisor in the Merger. The warrant has an exercise price of $5.00 per share, expires on October 30, 2003 and remains outstanding as of December 31, 1999. On July 12, 1999 the Company issued warrants to purchase 13,000 shares of common stock to three consultants providing services to the Company. These warrants have an exercise price of $2.44, vest immediately, and expire on July 12, 2009.

During 1997, the Company adopted a share repurchase program pursuant to which the repurchase of up to 75,000 shares, at management's discretion, was authorized through July 31, 1997. During the year ended December 31, 1997, the Company repurchased 45,000 shares of its outstanding common stock pursuant to this program for $86,734.

NOTE 9 - RELATED PARTY TRANSACTIONS:

In December 1997 and January 1998, the majority shareholders and Co-Chief Executive Officers and Co-Chairmen made loans to the Company of an aggregate of $400,000 to provide funds for a portion of the print and advertising costs associated with a feature film which was released by First Look Pictures in February 1999. The loans are secured by an assignment of domestic revenues from the film, bear interest at the rate of 9% per annum. These loans are anticipated to be repaid after repayment of a Film Facility related to the acquisition of domestic rights for both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Banks with respect to DIFFERENT FOR GIRLS, or at such time as the Banks allow repayment from other sources.

Payable to related parties consists of the tax indemnity obligation, accrued interest on the notes payable to related parties, accrued compensation and accrued employee related expense reimbursements due to the Company's Co-Chief Executive Officers and Co-Chairmen.

The Company has a receivable of $149,000 from a sub-distributor, which is owned by a member of the Company's Board of Directors. Pursuant to an executed agreement this amount is required to be paid on April 1, 2000 and does not bear interest. The Company will be entitled to retain $17,800 of this receivable upon collection with the balance payable to producers. The Company recognized approximately $31,900 in revenue on films licensed to the Company by this sub-distributor (as rights owner) during 1999.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space and office equipment under various leases which expire between 2000 and 2002. Total rental expense under these leases for the years ended December 31, 1999, 1998 and 1997 amounted to $256,583, $277,495 and $268,259, respectively. Minimum annual rental payments under non-cancelable leases are as follows:

                   2000             $253,567
                   2001              248,782
                   2002              186,354

NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign revenues are summarized as follows:

                                                                     Years Ended December 31,
                                                                     --------------------------
                                                               1999                    1998               1997
                                                               ----                    ----               ----
Western Europe                                           $14,281,940               $9,723,275          $10,408,980
Asia                                                       1,701,470                1,298,104            1,447,790
Latin America                                              1,610,339                1,315,930            1,687,295
Eastern Europe                                               469,200                  672,667              539,065
Other                                                      4,774,536                4,124,654            3,150,462
                                                           ---------                ---------            ---------
                                                         $22,837,437              $17,134,630          $17,233,592
                                                         ===========              ===========          ===========


Customers representing 10% or more of the Company's revenue accounted for $3,500,000 (one customer) for the year ended December 31, 1999 and $5,000,000 (one customer) for the year ended December 31, 1998. No customer accounted for more than 10% of the Company's revenue during the year ended December 31, 1997.