Form 10-Q
period 2000-03-31
OVERSEAS FILMGROUP INC
filed 2000-05-15
CIK 917079

UNITED STATESE
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ___________.

                         Commission File Number 0-25308

                            OVERSEAS FILMGROUP, INC.
              ----------------------------------------------------
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Common Stock outstanding as of May 12, 2000 was 6,295,305.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX

-------------------------------------------------------------------------------

                         Part I - Financial Information

                                                                       Page
                                                                       ----
Item 1. Financial Statements

         Consolidated Balance Sheets --
         March 31, 2000 (unaudited) and December 31, 1999                3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2000 and March 31, 1999    4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2000 and March 31, 1999    5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2000 and March 31, 1999    6

         Notes to Consolidated Financial Statements (unaudited)          7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                9

Item 3. Quantitative and Qualitative Disclosures About Market Risk       16

                           Part II - Other Information

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities and Use of Proceeds                       17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                                18

           Signature                                                     19

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  2000                       1999
                                                                                  -----                      ----
Revenues                                                                   $        6,049,296       $          6,690,364

Expenses:
    Film costs                                                                      4,957,587                  5,338,736
    Selling, general and administrative                                               793,487                    745,574
                                                                          --------------------     ----------------------
        Total expenses                                                              5,751,074                  6,084,310
                                                                          --------------------     ----------------------
Income from operations                                                                298,222                    606,054

Other income (expense):
    Interest income                                                                        50                        289
    Interest expense                                                                 (518,974)                  (472,477)
    Other income                                                                       54,448                     25,480
                                                                          --------------------     ----------------------
        Total other income (expense)                                                 (464,476)                  (446,708)
                                                                          --------------------     ----------------------
(Loss) income before income taxes                                                    (166,254)                   159,346
Income tax (benefit) provision                                                        (62,000)                    59,000
                                                                          --------------------     ----------------------
Net (loss) income                                                          $         (104,254)      $            100,346
                                                                          ====================     ======================

Basic and diluted net (loss) income per share                              $             (.02)      $                .02
                                                                          ===================      =====================
Weighted average number of common shares outstanding                                6,295,305                  5,732,778
                                                                          ====================     ======================


   The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,                   December 31,
                                                                                  2000                          1999
                                                                           --------------------          -------------------
                                                                               (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                $               5,738         $            270,031
Restricted cash                                                                         95,455                       88,176
Accounts receivable, net                                                            29,390,505                   30,088,951
Related party receivable                                                               149,000                      149,000
Investment available-for-sale                                                        2,420,384                    2,908,383
Film costs, net of accumulated amortization                                         27,621,891                   28,363,419
Fixed assets, net of accumulated depreciation                                          248,172                      282,856
Other assets                                                                           788,895                      496,078
                                                                       ------------------------      -----------------------
                    Total assets                                        $           60,720,040         $         62,646,894
                                                                       ========================      =======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                    $           1,395,994         $          1,146,677
Payable to related parties                                                           1,460,330                    1,334,624
Accrued interest payable                                                               314,541                      272,583
Payable to producers                                                                21,734,568                   22,462,179
Note payable to related parties                                                      1,926,729                    1,989,229
Notes payable                                                                       18,912,278                   19,764,175
Deferred income taxes                                                                1,325,031                    1,458,605
Deferred revenue                                                                       942,500                      918,500
                                                                       ------------------------      -----------------------
                     Total liabilities                                              48,011,971                   49,346,572
                                                                       ------------------------      -----------------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 0 shares outstanding
Common stock, $.001 par value, 25,000,000 shares authorized;
    6,340,305 shares issued; 6,295,305 shares outstanding                                6,340                        6,340
Additional paid in capital                                                          12,107,058                   12,107,058
Retained deficit                                                                      (308,014)                    (203,760)
Cumulative unrealized gain on investment available-for-sale                            989,419                    1,477,418
Treasury stock at cost, 45,000 shares                                                  (86,734)                     (86,734)
                                                                       ------------------------      -----------------------
                     Total shareholders' equity                                     12,708,069                   13,300,322
                                                                       ------------------------      -----------------------
                     Total liabilities and shareholders' equity          $          60,720,040         $         62,646,894
                                                                       ========================      =======================

The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                             2000                     1999
                                                                             -----                    ----
Cash flows from operating activities:
   Net (loss) income                                                 $          (104,254)      $          100,346
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Amortization of film costs                                                 5,497,105                5,223,588
    Depreciation of fixed assets                                                  34,684                   33,074
Change in assets and liabilities:
    (Increase) decrease in accounts receivable                                   698,446               (1,385,108)
    Increase in other assets                                                    (292,817)                 (66,792)
    Increase (decrease) in accounts payable and accrued expenses                 416,981                 (613,597)
    Increase (decrease) in payable to producers                                 (727,611)               1,382,421
    (Decrease) in deferred income taxes                                         (133,574)                 (22,203)
    Increase in deferred revenue                                                  24,000                1,100,500
                                                                        -----------------        -----------------
        Net cash provided by operating activities                              5,412,960                5,752,229
                                                                        -----------------        -----------------

Cash flows from investing activities:
Additions to film costs                                                       (4,755,577)              (5,502,697)
Purchase of fixed assets                                                               -                   (1,425)
                                                                        -----------------        -----------------
        Net cash used in investing activities                                 (4,755,577)              (5,504,122)
                                                                        -----------------        -----------------
Cash flows from financing activities:
Net paydown under credit facility                                               (851,897)                (327,758)
Increase in restricted cash position                                              (7,279)                  (2,385)
Net paydown of note payable to related party                                     (62,500)                 (62,500)
                                                                        -----------------        -----------------
        Net cash used in financing activities                                   (921,676)                (392,643)
                                                                        -----------------        -----------------

Net decrease in cash and cash equivalents                                       (264,293)                (144,536)
Cash and cash equivalents at beginning of period                                 270,031                  697,266
                                                                        -----------------        -----------------
Cash and cash equivalents at end of period                           $             5,738      $           552,730
                                                                     ====================     ====================
Supplemental disclosure of cash flow information:
Cash paid during the period for:

    Interest                                                         $           491,679      $           893,682
                                                                     ====================     ====================
    Income taxes                                                     $             5,600      $                 -
                                                                     ====================     ====================
    Foreign withholding taxes                                        $            65,974      $            82,203
                                                                     ====================     ====================

The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                              Three Months Ended March 31,
                                              ---------------------------
                                                   2000           1999
                                                   ----           ----

Net (loss) income                               $(104,254)      $100,346

Unrealized holding loss on
  investment available-for-sale                  (487,999)            --
                                                ---------       --------

Total comprehensive (loss) income               $(592,253)      $100,346
                                                =========       ========


The accompanying notes are an integral part of these statements.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Consolidated Financial Statements").

2.   Film costs consist of the following:

                                            March 31, 2000   December 31, 1999
                                            --------------   -----------------

       Films in release                      $ 198,293,299    $ 192,798,097
       Less:  Accumulated Amortization        (171,861,992)    (166,365,578)
                                             -------------      -----------
         Subtotal                               26,431,307       26,432,519
       Films not yet available for release       1,190,584        1,930,900
                                             --------------   --------------
                                              $ 27,621,891    $  28,363,419
                                              ============    =============


3. The Company has a credit facility (the "Credit Facility") with a two-bank syndicate (the "Banks"). The Credit Facility originally provided for up to $27,000,000 of credit, however, it was amended and extended on April 14, 1998 (the "1998 Amendment"), April 9, 1999 (the "1999 Amendment") and April 9, 2000 (the "2000 Amendment," and collectively, the "Facility Amendments"). Under the 2000 Amendment, the operating line of credit portion of the Credit Facility ("Operating Facility") and the portion of the Credit Facility established to finance the production and/or acquisition of films (the "Film Facilities") have been extended until April 15, 2001. No additional funds will be available under the Operating Facility or the Film Facilities. The Company maintains a $1,000,000 working capital credit line ("Local Facility") with another bank, which is guaranteed by letters of credit issued by the banks. In addition to the amounts outstanding under the Company's Credit Facility, the Company has borrowed $2,000,000 from another lender. The proceeds of such loan are being used to acquire rights to a particular film.

     The Company's ability to maintain availability under its Local Facility, reduce balances of the Operating Facility and the Film Facilities prior to maturity and to generate sufficient cash flow to fund operations is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collections on anticipated sales of the Company's current library and films which the Company plans to release or make available to sub-distributors over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility and Local Facility will be sufficient to enable the Company to fund its planned acquisition, distribution and overhead expenditures for a reasonable period of time. The Company has entered into a commitment letter with Chase Securities, Inc. ("Chase") whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five-year revolving credit facility in an aggregate amount of up to

     $30,000,000 (the "Chase Facility"). Additionally, on May 3, 2000, the Company entered into a Securities Purchase Agreement with Rosemary Street Productions, LLC ("Purchaser"), which provides for Purchaser to invest $17,000,000 in exchange for a combination of common stock, preferred stock and warrants to be issued on closing (the "Securities Purchase"). Both the Chase Facility and the Securities Purchase are subject to various closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Registrant will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The registrant's results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected in future periods (including for the year ending December 31, 2000). Due to quarterly fluctuations in the number of motion pictures in which the registrant controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the registrant, as well as the unpredictable nature of audience and subdistributor response to motion pictures distributed by the registrant, the registrant's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the registrant's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the registrant's costs and expenses, and thus the capital required by the registrant in its operations and the associated risks faced by the registrant may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the registrant with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the registrant. The registrant does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the registrant over time means that actual events are bearing out as estimated in such forward-looking statements.

General

     The operations of Overseas Filmgroup, Inc. ("Overseas" or the "Company") were established on February 11, 1980. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical and video markets under the name First Look Pictures ("First Look").

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Revenues decreased by $641,068 (9.6%) to $6,049,296 for the three months ended March 31, 2000 from $6,690,364 for the three months ended March 31, 1999. The decrease was primarily due to lower ancillary revenues (primarily airline licensing fees) during the quarter (which decreased by approximately $770,982) and a decrease in revenue from the sale of film and video materials to distributors (which decreased by approximately $197,676). The decreased revenue was partially offset by increased revenue from the direct video release of various films through First Look Pictures (which increased by approximately $210,897) and from service fees relating to First Look Pictures theatrical release of motion pictures on behalf of third parties (which increased by $100,000).

     Film costs as a percentage of revenues increased to 82.0% for the quarter ended March 31, 2000 compared to 79.8% for the quarter ended March 31, 1999. Gross margins vary from film to film based upon many factors, including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film (as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments) and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects, which, under the individual film forecast method, impacts the rate of amortization.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $47,913 (6.4%) to $793,487 for the quarter ended March 31, 2000 from $745,574 for the quarter ended March 31, 1999. The Company capitalizes certain overhead costs incurred in connection with its acquisition of rights to a motion picture and creation of marketing materials for a motion picture by adding such costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was primarily due to increased compensation costs (which increased by approximately $98,237) and decreased capitalization of overhead (which decreased by approximately $25,394). The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was partially offset by decreased bad debt expense (which decreased by approximately $68,421) and decreased corporate expenses related to the Company being a public corporation (which decreased by approximately $13,181).

     Other expense increased by $17,768 (4.0%) to $464,476 for the quarter ended March 31, 2000 compared to $446,708 for the quarter ended March 31, 1999 primarily as a result of increased interest expense of $518,974 for the quarter ended March 31, 2000 compared to $472,477 for the quarter ended March 31, 1999. Interest expense for the quarter ended March 31, 2000 increased primarily as a result of less interest costs being capitalized to film costs in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

     As a result of the above, the Company had a loss before income taxes of $166,254 for the quarter ended March 31, 2000 compared to income before income taxes of $159,346 for the quarter ended March 31, 1999.

     The Company had a net loss of $104,254 for the quarter ended March 31, 2000 (reflecting an effective tax rate of 37.3%) compared to net income for the quarter ended March 31, 1999 of $100,346 (reflecting an effective tax rate of 37.0%).

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

     Since 1994, the Company has had a credit facility (the "Coutts Facility") with Coutts & Co. ("Coutts"), as an agent and lender, and Bankgesellschaft Berlin A.G., formerly Berliner Bank A.G. London Branch, as a lender (collectively, the "Banks"). The credit facility agreement (the "Syndication Agreement") provides for (1) borrowings relating to the Company's acquisition of motion pictures or to fund distribution costs, including print and advertising costs, associated with the motion pictures acquired by the Company (the "Film Facilities") (2) borrowings for the Company's working capital needs (the "Operating Facility") and (3) up to $1,000,000 available to be issued as letters of credit (the "Local Facility") to secure a local bank line of credit. Under the terms of the Syndication Agreement, the Company borrowed funds under Film Facilities' on a film-by-film basis, with each Film Facility treated as a separate loan, initially maturing 12 months after the first draw down. The Syndication Agreement required the Banks to approve each separate Film Facility, such approval to be granted in their sole discretion. Under terms of an amendment dated April 9, 2000 (the "2000 Amendment"), the Banks have extended the maturity dates for the Coutts Facility and each outstanding Film Facility until April 15, 2001. Although the Film Facilities were originally made available on a revolving basis, the Syndication Agreement was amended on April 14, 1998 (the "1998 Amendment") to provide for no further borrowings. Additionally, the Company and the Banks agreed that net receipts from films financed under repaid Film Facilities will be used to reduce other Film Facilities after the particular Film Facility had been repaid. As of March 31, 2000, an aggregate of approximately $9,730,121, relating to 15 unpaid Film Facilities, was outstanding.

     Under the terms of the 1998 Amendment, the borrowing limit under the Operating Facility was increased by approximately $1,234,000 to a maximum of $7,234,000; provided that such increases shall be substantially in line with a projected cash flow schedule provided to Coutts during its most recent review of the Company. The balance drawn under the Operating Facility as of March 31, 2000 was approximately $7,234,000 and the most recent cash flow projection provided by the Company to the Banks project that this amount will continue to be outstanding through April 15, 2001. The Operating Facility will mature on April 15, 2001.

     As of March 31, 2000, $1,000,000 in face amount of letters of credit also had been issued under the Local Facility to secure a line of credit that the Company has received from City National Bank (under which $343,971 was outstanding as of March 31, 2000 bearing interest at 7.75% per annum). If the letters of credit are drawn upon, the Company must repay the amounts advanced by the Banks upon demand.

     The interest rate payable on borrowings under the Syndication Agreement is 3% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time for one, three or six months, as requested by the Company. In addition to an annual management fee, there is a commitment fee on the daily unused portion of the Operating Facility of 1% per annum, and fees with respect to the Local Facility of 2% of the face amount of issued letters of credit. Fees on the Film Facilities include 2% of the amount of cash advanced, as well as a percentage of gross receipts of the film acquired or financed payable from the Company's net earnings from the film. No such fees were generated in the quarter ended March 31, 2000.

     Under the Syndication Agreement, as amended, which is secured by substantially all of the assets of the Company and its subsidiaries, the Company is required to (1) provide a series of monthly financial reports to the Banks;
(2) obtain written approval of the Banks prior to entering into any new rights acquisitions or commitments; (3) obtain written approval of the Banks prior to committing to spend amounts in connection with distribution expenses and costs for print and advertising requirements; (4) maintain a certain consolidated net worth; and (5) collateralize by cash or receivables acceptable to the Banks 30% of the amount outstanding under the Film Facilities. The Syndication Agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities and requires aggregate key man life insurance of $6,750,000 on Ms. Little, Mr. Little and Mr. Lischak. Events of default under the Syndication Agreement include: (1) a change of control of the Company; (2) the failure, in certain circumstances, of Ellen Dinerman Little or Robert B. Little to serve as a director or be employed in the capacity set out in their respective employment agreements; (3) the failure of the Littles, together with their director nominees to constitute a majority of the Company's board of directors; or (4) a decrease in the Little's ownership in the Company below certain levels.

     As part of the 1998 Amendment, Ms. Little and Mr. Little agreed to personally guarantee for the benefit of the Banks all amounts in excess of $6,000,000 (up to a maximum guarantee amount of $618,000) drawn under the Operating Facility; provided that the guarantee would be extinguished when the amounts outstanding under the Operating Facility were permanently reduced to less than $6,000,000. Additionally, as part of the 1998 Amendment, Ms. Little and Mr. Little agreed to defer payments under a promissory note (the "Merger Note") that they received in connection with the merger of Overseas Filmgroup, Inc. into the Company in October 1996. Payments under the Merger Note continue to accrue but are being deferred with interest until (1) outstanding borrowings under the Operating Facility are reduced to at least $5,000,000 and (2) the Company and the Banks view that such reduction is permanent. However, pursuant to a later amendment to the Syndication Agreement, an amount equal to the

Littles' aggregate weekly salary without interest has been paid to the Littles on a weekly basis towards repayment of the Merger Note. The Merger Note is being extended for the periods of time payments are deferred. The deferred Merger Note payments continue to bear interest, and the monthly payments will be adjusted to compensate for additional interest accrued pursuant to the deferral of payments. The rights of Ms. Little and Mr. Little under the Merger Note and related security agreement are not otherwise affected. At May 12, 2000, an aggregate of $1,961,344 in principal and interest was outstanding under the Merger Note (including an aggregate of $956,248 in previously deferred payments of principal and interest).

     Under the terms of the 2000 Amendment, $190,000 in deferred fees relating to the prior extension of the term of the Coutts Facility are payable upon the earlier of the date the Company has secured a new credit facility and refinances the Banks or July 31, 2000. In addition, the Banks have imposed an extension fee of $20,833 per month or part thereof until further notice by the Banks. Additionally, the Banks waived certain non-compliance with various covenants under the Syndication Agreement including (1) any non-compliance by the Company to provide required financial information; (2) any non-compliance with respect to certain ordinary course liabilities; (3) the Company not having secured letters of credit or bank guarantees for license agreements with certain sub-distributors; (4) the Company's non-compliance with previous annual overhead budgets and (5) the Company's non-compliance with a requirement that 30% of the amount outstanding under the Film Facilities (including issued but unexercised letters of credit) be collateralized by cash or receivables acceptable to the Banks. The Banks also established an agreement with respect to the Company's overhead levels for the twelve months beginning April 9, 2000 and reinstated a requirement for the Company to maintain a minimum net worth of $12,000,000 (which had previously been reduced to $11,000,000 under the 1998 Amendment). As of March 31, 2000, the Company's net worth calculated in accordance with this provision was $12,708,069.

     As of May 12, 2000, an aggregate of $9,519,958 was outstanding under the Film Facilities, approximately $7,234,340 was outstanding under the Operating Facility, and $1,000,000 in face amounts of letters of credit had been issued under the Local Facility to secure the City National Bank credit line (under which $829,971 was then outstanding).

     In addition to the amounts outstanding under the Coutts Facility, the Company has borrowed $2,000,000 from another lender. The proceeds of such loan being used to acquire rights to a particular film. The note bears interest at the Prime Rate (9.0% at March 31, 2000) plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The note matures on May 29, 2001 and requires a $400,000 principal reduction in July 2000.

     The Company has entered into the Commitment Letter with Chase Securities, Inc. ("Chase") whereby Chase has agreed to structure, arrange and use commercially reasonable efforts to syndicate a senior five-year revolving credit facility in an aggregate amount of up to $30,000,000 (the "Chase Facility"). Under the terms of the Commitment Letter, The Chase Manhattan Bank ("CMB") has committed to provide up to $10,000,000 toward the total Chase Facility. However, it is a condition to CMB's commitment that the portion of the Chase Facility not being provided by CMB shall be provided by other lenders. No assurance can be given that Chase will secure the additional lenders. In the event the Chase Facility is concluded, the proceeds of the Chase Facility are anticipated to be used (1) to refinance indebtedness under the Coutts Facility, (2) to finance the production and/or acquisition of theatrical, video or television product and (3) for working capital and other general corporate purposes. Additionally, under the terms of the Chase Facility, the Company would be able to borrow, repay and reborrow for five years after the closing date of the Chase Facility. The collateral to be provided to Chase would be a first priority security interest in all assets of the Company. No assurance can be given that the Chase Facility will ultimately be concluded, or if concluded, will be concluded on terms as outlined above.

     As of March 31, 2000, certain other amounts were due to the Littles, including an aggregate of $162,500 in bonuses earned by them in 1997, 1998, 1999 and the quarter ended March 31, 2000; reimbursement of approximately $123,562 in expenses as provided in their employment agreements with the Company and accrued salaries of approximately $448,629 which salary is being deferred. Additionally, the Company and the Littles have agreed that an aggregate of $200,000 is due to the Littles under the provisions of a tax reimbursement agreement, which amount is currently payable to the Littles.

     In December 1997 and February 1998, the Littles loaned the Company an aggregate of $400,000 to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release by the Company of MRS. DALLOWAY as the Banks declined to loan such funds. The loan is secured by an assignment of domestic revenues of MRS. DALLOWAY (currently subordinate to the Banks' security interest), bears interest at the rate of 9% per annum, and is to be repaid when revenues from MRS. DALLOWAY, and the Company's release, DIFFERENT FOR GIRLS, are received by the Company (after repayment of a Film Facility related to the acquisition of domestic rights to both DIFFERENT FOR GIRLS and MRS. DALLOWAY and print and advertising costs lent by the Banks with respect to DIFFERENT FOR GIRLS or at such time as the Banks allow repayment from other sources). At May 12, 2000, the aggregate amount outstanding (including accrued interest) pursuant to such loan was approximately $483,263. Other than the guarantee provided by the Littles in connection with the 1998 Amendment and the foregoing loan with respect to MRS. DALLOWAY, the Littles are not obligated to provide any funds to the Company or to guarantee or secure the Coutts Facility or any borrowings of the Company in the future.

     As of March 31, 2000, the Company had cash and cash equivalents of $5,738 compared to cash and cash equivalents of $270,031 as of December 31, 1999. The difference relates primarily to normal fluctuations in the ongoing business of the Company. Additionally, at March 31, 2000, the Company had restricted cash of $95,455 held by the Company's primary lender, to be applied against various Film Facilities. The restricted cash balance as of December 31, 1999 was $88,176.

     Additionally, as of March 31, 2000, the Company owns 17,454 shares of Yahoo! Inc. common stock that it received as part of a share-for-share exchange with broadcast.com inc., a company that was subsequently acquired by Yahoo! Inc. Under the terms of the share-for-share agreement, the Yahoo! Inc. shares held by the Company may not be sold, transferred, assigned, pledged, hypothecated, or otherwise disposed of on or before July 18, 2000. The 562,527 shares of Common Stock that the Company issued to broadcast.com, which are now held by Yahoo! Inc., are unregistered shares and are restricted for a similar one-year period.

     As of March 31, 2000, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $942,500.

     In 1999, the Company acquired rights to thirteen films and First Look Pictures released two films. During the three months ended March 31, 2000, the Company acquired rights to five films and First Look Pictures did not release any films. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately eight to twelve films, including two First Look Pictures releases (exclusive of films where the Company acquires primarily re-issue rights). As the amended Syndication Agreement provides that no new Film Facilities will be established and requires the consent of the Banks prior to the Company entering into any new rights acquisitions or commitments to spend amounts in connection with distribution expenses and costs for prints and advertising, the Company's ability to achieve these goals will depend on the Banks' willingness to permit the Company to enter into new rights acquisitions and commitments, as well as commitments for distribution expenses and prints and advertising, and the Company's ability to obtain other sources of funds for its operational activities, including obtaining pre-sale commitments, co-production funds, funds from gap financing and third party equity sources. However, there can be no assurance as to the future availability of pre-sales, co-production funds, gap financing and third party equity. In addition, the Company currently anticipates releasing films through First Look Pictures only if outside sources of funds are available for print and advertising expenses. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, including the specific financing requirements of various film projects, the audience response to completed films, competition from companies within the motion picture industry and in other entertainment media (many of which have significantly greater financial and other resources than the Company) and the release schedules of competing films, no assurance can be given that the Company's acquisition, financing and distribution goals or that such goals will not be exceeded.

     The Company believes that its existing capital, funds from operations, and other available sources of capital will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months. However, the restrictions and fees imposed by the Banks have resulted in the Company actively seeking to refinance its current debt arrangements. Additionally, in the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release or make available to sub-distributors during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales, gap financing, insurance backed financing structures and other equity) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of acquisitions and distribution activities and overhead and will likely need to obtain additional sources of capital.

     The Company also has sought to obtain additional equity capital. On May 3, 2000, the Company entered into a Securities Purchase Agreement with Rosemary Street Productions, LLC ("Purchaser"), pursuant to which the Company agreed to sell to Purchaser (1) 5,097,413 shares of Common Stock, (2) 904,971 shares of Series A Preferred Stock ("Preferred Stock"), each share of which is convertible into two shares of Common Stock and (3) five-year warrants to purchase up to 2,313,810 shares of Common Stock at an exercise price of $3.40 per share for a cash purchase price of $17,000,000 (the "Securities Purchase"). Since the Preferred Stock votes with the Common Stock on an as-converted basis, the Purchaser will own approximately 59.5% of the Company's voting securities after consummation of the Securities Purchase. The Securities Purchase is expected to be consummated in the second quarter of 2000 after the satisfaction of certain closing conditions, including the closing of the Chase Facility. No assurance can be given that the Securities Purchase will be consummated. If the Securities Purchase is not consummated, the Company will need to further exploit other sources of capital or significantly reduce its currently planned level of activities and overhead.

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

                                       Expected Maturity Date
                                     ---------------------------
                                              (000's)

                      2000       2001      2002      2003      2004   thereafter
                      ----       ----      ----      ----      ----   ----------
    Liabilities

Fixed rate:
Notes payable to
  related party*     $187,500   $250,000  $250,000  $250,000  $250,000 $739,229
    Average interest
     rate                  9%          9%        9%        9%        9%       9%


Variable rate:
Notes payable       $      0 $18,912,278         0         0         0        0
     Average interest
      rate                       8.66%


-----------------------
* Represents amounts payable to Ellen and Robert Little which are currently being paid in amounts equal to deferred compensation pursuant to an arrangement with the Banks and an agreement between the Company and the Littles.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not, as of May 12, 2000, a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits

              Exhibit
              Number     Description
              -------    --------------

                  27     Financial Data Schedule (3/31/00).


           (b)           Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000. However, the Company did file a Report on Form 8-K, dated May 3, 2000, with the Securities and Exchange Commission on May 10, 2000 to report the signing of the Securities Purchase Agreement, dated May 3, 2000, between the Company and Rosemary Street Productions, LLC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OVERSEAS FILMGROUP, INC.


Dated: May 15, 2000                  By:  /s/William F. Lischak
                                         ------------------------
                                         William F. Lischak
                                         Chief Financial Officer,
                                         Chief Operating Officer and
                                         Secretary

                                  EXHIBIT INDEX

 Exhibit
  Number         Description
 --------        --------------

      27         Financial Data Schedule (3/31/00)