Form 10-Q
period 2000-06-30
OVERSEAS FILMGROUP INC
filed 2000-08-21
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

         The number of shares of Common Stock outstanding as of August 18, 2000 was 9,803,906.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX

                         Part I - Financial Information

                                                                            Page

Item 1. Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited)
           and December 31, 1999.............................................3

         Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2000 and June 30, 1999..............4

         Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and June 30, 1999......................5

         Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2000 and June 30, 1999....6

         Notes to Consolidated Financial Statements (unaudited)..............7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........15


                           Part II - Other Information

Item 1.  Legal Proceedings..................................................16

Item 2.  Changes in Securities and Use of Proceeds..........................16

Item 3.  Defaults Upon Senior Securities....................................17

Item 4.  Submission of Matters to a Vote of Security Holders................17

Item 5.  Other Information..................................................17

Item 6.  Exhibits and Reports on Form 8-K...................................17

         Signature..........................................................18

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,
                                                                                    2000                  December 31,
                                                                                (Unaudited)                  1999
                                                                                 -----------              ------------
                    ASSETS:
Cash and cash equivalents                                                   $       1,491,291     $         270,031
Restricted cash                                                                        13,412                88,176
Accounts receivable, net of allowance for doubtful
  accounts of $1,100,000                                                           27,045,151            30,088,951
Related party receivable                                                                    0               149,000
Investment available-for-sale                                                       1,891,595             2,908,383
Film costs, net of accumulated amortization                                        15,710,095            28,363,419
Fixed assets, net of accumulated depreciation                                         231,151               282,856
Other assets                                                                        1,889,096               496,078
                                                                              ----------------      ----------------
                    Total assets                                            $      48,271,791     $      62,646,894
                                                                              ================      ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                       $       1,618,492     $       1,146,677
Payable to related parties                                                                  0             1,334,624
Accrued interest payable                                                                    0               272,583
Payable to producers                                                               24,058,865            22,462,179
Note payable to shareholders                                                                0             1,989,229
Notes payable                                                                       7,028,825            19,764,175
Deferred income taxes                                                                       0             1,458,605
Deferred revenue                                                                      593,700               918,500
                                                                              ----------------      ----------------
                    Total liabilities                                              33,299,882            49,346,572
                                                                              ----------------      ----------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
     authorized; 904,971 and 0 shares outstanding, respectively                           905                     0
Common stock, $.001 par value, 25,000,000 shares
     authorized; 9,848,906 shares issued; 9,803,906 shares outstanding and 6,340,305 shares issued; 6,295,305 shares outstanding,
     respectively                                                                       9,850                 6,340
Additional paid in capital                                                         30,138,118            12,107,058
Cumulative unrealized gain on investment available-for-sale, net of taxes             460,630             1,477,418
Retained deficit                                                                  (15,550,860)             (203,760)
Treasury stock at cost, 45,000 shares                                                 (86,734)              (86,734)
                                                                              ----------------      ----------------
                    Total shareholders' equity                                     14,971,909            13,300,322
                                                                              ----------------      ----------------
                    Total liabilities and shareholders' equity              $      48,271,791     $      62,646,894
                                                                              ================      ================

     The accompanying notes are an integral part of these financial statements.


                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended June 30,                 Six Months Ended June 30,
                                            ---------------------------                 -------------------------
                                             2000                  1999                 2000                  1999
                                             ----                  ----                 ----                  ----

Revenues.......................        $       4,411,005      $    6,540,726      $      10,460,301      $    13,231,090
Expenses:
   Film costs..................                3,352,169           5,412,347              8,008,302           10,751,083
   Distribution and marketing
     costs.....................                  795,086                   0              1,415,175                    0
Selling, general and
  administrative...........                      970,141             719,412              1,763,628            1,464,986
                                          ---------------        ------------        ---------------        -------------
      Total expenses...........                5,117,396           6,131,759             11,187,105           12,216,069
                                          ---------------        ------------        ---------------        -------------
 (Loss) income from operations.                 (706,391)            408,967               (726,804)           1,015,021
                                          ---------------        ------------        ---------------        -------------
Other income (expense):
   Interest income.............                    9,660               1,520                  9,710                1,809
   Interest expense............                 (458,436)           (491,382)              (977,409)            (963,858)
   Other income................                  507,708               4,181                562,156               29,660
                                          ---------------        ------------        ---------------        -------------
      Total other income
        (expense)................                 58,932            (485,681)              (405,543)            (932,389)
                                          ---------------        ------------        ---------------        -------------
(Loss) income before income
  taxes and cumulative effect
  of accounting changes........                 (647,459)            (76,714)            (1,132,347)              82,632

Income tax (provision) benefit.                  (19,246)             29,000                (91,620)             (30,000)
                                          ---------------        ------------        ---------------        -------------
(Loss) income before cumulative
  effect of accounting changes..                (666,705)            (47,714)            (1,223,967)              52,632

Cumulative effect of accounting
  changes......................                        0                   0            (14,123,133)                   0
                                          ---------------        ------------        ---------------        -------------
    Net (loss) income..............    $        (666,705)      $     (47,714)      $    (15,347,100)     $        52,632
                                          ===============        ============        ===============        =============

Basic earnings (loss) per share:

    (Loss) income before
      cumulative effect of
      accounting changes.........      $          (0.10)      $       (0.01)      $          (0.19)      $          0.01
                                          ===============        ============        ===============        =============
    Net (loss) income............      $          (0.10)      $       (0.01)      $          (2.39)      $          0.01
                                          ===============        ============        ===============        =============

Weighted average number of
  basic and diluted common
  shares outstanding...........                6,565,197           5,732,778              6,430,997            5,732,778
                                          ===============        ============        ===============        =============

    The accompanying notes are an integral part of these financial statements.


                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    2000                  1999
                                                                                    ----                  ----
Cash flows from operating activities:
      Net (loss) income                                                    $     (15,347,100)     $         52,632
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Cumulative effect of accounting changes                               14,123,133                     0
            Amortization of capitalized film costs                                   906,740             6,360,178
            Additions to film costs                                               (1,037,510)           (6,757,588)
            Depreciation of fixed assets                                              67,870                67,918
      Change in assets and liabilities:
            Decrease (increase) in accounts receivable                             3,192,800            (2,136,972)
            Increase in other assets                                              (1,393,018)             (263,456)
            Decrease in accounts payable and accrued expenses                     (1,135,392)              (98,590)
            Increase in payable to producers                                       1,596,686             3,440,367
            Forgiveness of indebtedness by shareholder                            (1,339,037)                    0
            Decrease in deferred income taxes payable                             (1,458,605)              (96,465)
            (Decrease) increase in deferred revenue                                 (324,800)              543,000
                                                                              ----------------       ---------------
                  Net cash (used in) provided by operating activities             (2,148,233)            1,111,024
                                                                              ----------------       ---------------
Cash flows from investing activities:
      Purchase of fixed assets                                                       (16,166)              (43,710)
                                                                             ----------------       ---------------
                  Net cash used in investing activities                              (16,166)              (43,710)
                                                                              ----------------       ---------------
Cash flows from financing activities:
      Sale of securities, net of expenses                                         16,696,437                     0
      Net paydown under credit facility                                          (12,735,350)           (1,518,374)
      Net payment on note payable to shareholders                                   (650,192)             (125,000)
      Decrease in restricted cash position                                            74,764               158,363
                                                                              ----------------       ---------------
                  Net cash provided by (used in) financing activities              3,385,659            (1,643,374)
                                                                              ----------------       ---------------
Net increase (decrease) in cash and cash equivalents                               1,221,260              (576,060)
Cash and cash equivalents at beginning of period                                     270,031               697,266
                                                                              ----------------       ---------------
Cash and cash equivalents at end of period                                 $       1,491,291      $        121,206
                                                                              ================       ===============
Supplemental disclosure of cash flow information
  Cash paid during the period for:

            Interest                                                       $       1,286,554      $      1,298,770
                                                                              ================       ===============
            Income taxes                                                   $           6,400      $          7,200
                                                                              ================       ===============
            Foreign withholding taxes                                      $          85,220      $        126,465
                                                                              ================       ===============

     The accompanying notes are an integral part of these financial statements.


                            OVERSEAS FILMGROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                      2000                   1999                  2000                   1999
                                      ----                   ----                  ----                   ----
Net (loss) income            $      (666,705)         $      (47,714)      $      (15,347,100)      $      52,632
Unrealized holding loss on
 investment available-for-sale      (487,999)                      0               (1,016,788)                  0
                                 ---------------         --------------         ---------------       ---------------
Total comprehensive (loss)income   1,154,704          $      (47,714)      $      (16,363,888)      $      52,632
                                 ===============         ==============         ===============       ===============


     The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Consolidated Financial Statements").

2.   Film costs consist of the following:

                                      June 30, 2000      December 31, 1999
                                      -------------      -----------------

Films in release                    $ 104,370,921         $ 192,798,097
Less: Accumulated amortization        (90,469,781)          (166,365,578)
                                     -------------         --------------
     Subtotal                          13,901,140            26,432,519
Films not yet available for release     1,808,955             1,930,900
                                     -------------         --------------
                                    $  15,710,095         $  28,363,419
                                     =============         ==============


3. In June 2000, the Company consummated a sale of securities pursuant to a Securities Purchase Agreement ("Purchase Agreement") with Rosemary Street Productions, LLC ("Rosemary"), whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share (collectively, the "Securities") for a cash purchase price of $17,000,000 (the "Securities Purchase"). As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

     Simultaneous with the consummation of the Securities Purchase, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The proceeds from the credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (formerly known as Berliner Bank A.G. London Branch) and will be used to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and to fund the Company's working capital and other lawful corporate purposes.

4. June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").
     SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may," " expect," anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods (including for the year ending December 31, 2000). Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

         In June 2000, the Company consummated a sale of securities pursuant to a Purchase Agreement with Rosemary, whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share for a cash purchase price of $17,000,000. As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

         Simultaneous with the consummation of the Securities Purchase, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The proceeds from the credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (formerly known as Berliner Bank A.G. London Branch) and will be used to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and to fund the Company's working capital and other lawful corporate purposes.

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues decreased by $2,129,721 (32.6%) to $4,411,005 for the three months ended June 30, 2000 from $6,540,726 for the three months ended June 30, 1999. The decrease in revenues was primarily due to decreased revenue from films first available for release in the three months ended June 30, 2000 (approximately $541,000 from four films) compared to the three months ended June 30, 1999 (approximately $3,336,000 from one film).

         As a result of the adoption of SOP 00-2, marketing and distribution costs are treated as period costs and expensed as incurred, rather than capitalized and amortized as a part of film costs. For the three months ended June 30, 2000, film costs include amortization of capitalized production and acquisition costs as well as current period participation cost accruals. Distribution and marketing costs incurred in the current period are separately stated. For the three months ended June 30, 1999, film costs include amortization of distribution and marketing costs capitalized to film costs. For the three months ended June 30, 2000, film costs as a percentage of revenues were 76.0% and distribution and marketing costs as a percentage of revenues were 18.0%. For the three months ended June 30, 1999, film costs were 82.7%. The increase in combined film costs and distribution and marketing costs as a percentage of revenues for the three months ended June 30, 2000 compared to film costs for the three months ended June 30, 1999 was primarily due to expensing of marketing and distribution costs as incurred as well as generally lower margins for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the fees negotiated by the Company with respect to its sales, licensing and distribution services and the amount (if any) of the Company's investment in a particular film. In some cases, the Company is entitled to only a fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of having produced the related film or minimum guarantee commitments or rights acquisition costs and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $250,729 (34.9%) to $970,141 for the quarter ended June 30, 2000 from $719,412 for the quarter ended June 30, 1999. This increase was primarily due to increased bad debt expense (approximately $144,478), increased franchise tax expense (approximately $36,542) and decreased capitalized overhead (approximately $153,708). These increases in selling, general and administrative expenses were partially offset by decreases in salaries (approximately $82,969). The Company capitalizes certain overhead costs incurred in connection with the production of films.

         Other income (net of other expense) for the three months ended June 30, 2000 increased by $544,613 to $58,932 for the three months ended June 30, 2000 compared to other expense (net of other income) of $485,681 for the three months ended June 30, 1999 primarily as a result of income related to the forgiveness of $558,810 of accrued interest on notes payable to related parties.

         As a result of the above, the Company had a loss before income taxes of $647,459 for the three months ended June 30, 2000, compared to a loss before income taxes of $76,714 for the three months ended June 30, 1999.

         The Company had a loss of $666,705 for the three months ended
June 30, 2000 (reflecting a tax expense of $19,246 related to foreign withholding taxes) compared to a net loss of $47,714 for the three months ended June 30, 1999 (reflecting an effective tax rate of 37.8%).

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues decreased by $2,770,789 (20.9%) to $10,460,301 for the six months ended June 30, 2000 from $13,231,090 for the six months ended June 30, 1999. The decrease in revenues was primarily due to decreased revenue from films first available for release in the six months ended June 30, 2000 (approximately $546,000 from five films) compared to the six months ended June 30, 1999 (approximately $3,481,000 from two films).

         As a result of the adoption of SOP 00-2, marketing and distribution costs are treated as period costs and expensed as incurred, rather than capitalized and amortized as a part of film costs. For the six months ended June 30, 2000, film costs include amortization of capitalized production and acquisition costs as well as current period participation cost accruals. Distribution and marketing costs incurred in the current period are separately stated. For the six months ended June 30, 1999, film costs include amortization of distribution and marketing costs capitalized to film costs. For the six months ended June 30, 2000, film costs as a percentage of revenues were 76.6% and distribution and marketing costs as a percentage of revenues were 13.5%. For the six months ended June 30, 1999, film costs were 81.3%. The increase in combined film costs and distribution and marketing costs as a percentage of revenues for the six months ended June 30, 2000 compared to film costs for the six months ended June 30, 1999 was primarily due to expensing of marketing and distribution costs as incurred as well as generally lower margins for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the fees negotiated by the Company with respect to its sales, licensing and distribution services and the amount (if any) of the Company's investment in a particular film. In some cases, the Company is entitled to only a fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of having produced the related film or minimum guarantee commitments or rights acquisition costs and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $298,642 (20.4%) to $1,763,628 for the six months ended June 30, 2000 from $1,464,986 for the six months ended June 30, 1999. This increase was primarily due to increased bad debt expense (approximately $76,057), increased compensation and compensation related expenses (approximately $52,310), increased franchise tax expense (approximately $35,048) and decreased capitalization of overhead (approximately $179,102).

These increases in selling, general and administrative expenses were partially offset by a decrease in consulting fees (approximately $45,620).

         Other expense decreased to $405,543 for the six months ended June 30, 2000 compared to $932,389 for the six months ended June 30, 1999, primarily as a result of income related to the forgiveness of $558,810 of accrued interest on notes payable to related parties.

         As a result of the above, the Company had a loss before the cumulative effect of an accounting change and income taxes of $1,132,347 for the six months ended June 30, 2000, compared to income before income taxes of $82,632 for the six months ended June 30, 1999.

         The Company adopted SOP 00-2 in June 2000. Accordingly, the Company reported the cumulative effect of accounting changes of $15,581,738 ($14,123,133 after taxes).

         The Company had a net loss of $15,347,100 for the six months ended June 30, 2000 (reflecting an a tax provision of $91,620, primarily related to foreign withholding taxes) compared to net income of $52,632 for the six months ended June 30, 1999 (reflecting an effective tax rate of 36.3%).

Liquidity and Capital Resources

         The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations has been cash flow from operations, bank borrowings and equity.

         In June 2000, the Company, as borrower, and certain of the Company's subsidiaries, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The Company only is permitted to use the proceeds from the credit facility to:

        o refinance outstanding loans and accrued interest under its previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G.;

        o finance its production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and

        o fund its working capital and other lawful corporate purposes.

Under the terms of the credit agreement, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The credit facility also provides for letters of credit to be issued from time to time upon the Company's request.

         The facility bears interest, as the Company may select, at rates based on either the LIBOR or a rate per annum equal to the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 1/2% (as these terms are defined in the credit agreement). In addition to an annual management fee, there is a commitment fee of 1/2 of 1% per year on the average daily amount by which the lender's commitment, as such commitment may be reduced in accordance with the credit agreement, exceeds the sum of the principal balance of such lender's outstanding loans plus a pro rata share of the total face amount of letters of credit issued to the Company. The Company also is required to pay certain up-front fees based on the total amount of commitments made by each lender under the agreement.

         Under the credit agreement, which is secured by substantially all of the assets of the Company and its domestic subsidiaries, the Company is required to:

        o provide quarterly and yearly financial reports to the banks;

        o maintain insurance through financially sound and reputable insurers on all of the pledged assets of the Company and its domestic subsidiaries that are insurable;

        o obtain written approval from the banks prior to making or incurring any obligation to make capital expenditures during any fiscal year in excess of $500,000;

        o obtain written approval from the banks prior to beginning production or entering into any agreement to co-finance or acquire any right to a motion picture, film or video tape produced for theatrical, non-theatrical or television release in excess of $3,000,000;

        o obtain written approval from the banks prior to entering into any major distribution agreements; and

        o maintain certain consolidated net worth and liquidity ratios.

The credit agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities. Events of default under the credit agreement include, among other things:

        o a change of control;

        o the failure, in some situations, of Christopher Cooney, Robert B. Little or William Lischak to serve as a director or be employed in the capacity set out in his respective employment agreement;

        o the failure to make a payment of any principal or interest when due, and the failure is not cured within three days; and

        o any final judgment for the payment of money in excess of $250,000 that is entered against the Company or its domestic subsidiaries and that remains outstanding for a period of 30 consecutive days without being discharged, stayed or bonded in full.

         In connection with the Purchase Agreement with Rosemary discussed below, the Company entered into a note and debt contribution agreement with Robert B. Little and Ellen Dinerman Little (collectively, the "Littles"). Pursuant to the agreement, the Littles forgave:

        o $1,469,037 of aggregate outstanding principal amount and $480,709 of accrued but unpaid interest on a note issued to the Littles as part of the consideration given relating to the merger of the Company and Overseas Filmgroup, Inc. in October 1996;

        o $78,101 of accrued and unpaid interest on loans in the aggregate principal amount of $400,000 ("P&A Loans") made by the Littles to the Company in December 1997 and February 1998, which were used to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release of MRS. DALLOWAY; and

        o $125,131 of accrued salaries that the Company owed to them.

The Littles also contributed $130,000 in cash and 1,588,812 of their shares of the Company's common stock to the Company's capital and the Company repaid the
Littles:

        o $135,476 for various reimbursable expenses as provided in their employment agreements with the Company;

        o $130,000 of the remaining principal balance on the note issued in connection with the October 1996 merger;

        o $400,000 representing the aggregate principal amount owed by the Company to the Littles under the P&A Loans;

        o $564,524 of accrued salaries; and

        o $200,000 representing the amount owed by the Company to the Littles under the tax reimbursement agreement between the Company and the Littles entered into in connection with the merger in October 1996.

         At June 30, 2000, the Company had cash and cash equivalents of $1,491,291 compared to cash and cash equivalents of $270,031 as of December 31, 1999. Additionally, at June 30, 2000, the Company had restricted cash of $13,412 held by its primary lender, to be applied against various film facilities. The restricted cash balance as of December 31, 1999 was $88,176.

         Additionally, as of June 30, 2000, the Company owned 17,454 shares of Yahoo!, Inc. common stock that it received as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by Yahoo!, Inc. Under the terms of the share-for-share agreement, the Company's Yahoo!, Inc. shares could not be sold, transferred, assigned, pledged, hypothecated, or otherwise disposed of on or before July 18, 2000. Similarly, the 562,527 shares of the Company's common stock issued to broadcast.com, which is now held by Yahoo!, Inc., are unregistered shares and were restricted for a similar one year period. On July 19, 2000, the Company sold 8,727 shares of the Yahoo!, Inc. common stock for approximately $1,164,000.

         As of June 30, 2000, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $593,700.

         In 1999, the Company acquired rights to thirteen films and First Look Pictures released two films. During the six months ended June 30, 2000, the Company acquired rights to nine films and First Look Pictures broadened the release of one picture initially released in December 1999. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately ten to fifteen films, including two to six First Look Pictures releases. This total is exclusive of films where the Company acquires primarily re-issue rights. The credit agreement with Chase requires the consent of the banks prior to the Company entering into any new rights acquisitions in excess of $3,000,000 or commitments to spend amounts for capital expenditures during any fiscal year in excess of $500,000. Therefore, the Company's ability to achieve these goals will depend on its ability to find opportunities that fit within these parameters or the banks' willingness to permit the Company to enter these types of acquisitions and commitments. There can be no assurance that pre-sales, co-production funds, gap financing and third party equity will be available in the future. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, there can be no assurance that the Company's acquisition, financing and distribution goals will be achieved.

         The Company has actively sought to obtain additional equity capital. In June 2000, the Company sold to Rosemary:

        o 5,097,413 shares of common stock;

        o 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock; and

        o warrants to purchase up to 2,313,810 shares of common stock at an exercise price of $3.40 per share, exercisable until June 19, 2005 for a cash purchase price of $17,000,000. The preferred stock votes with the common stock on an as-converted basis. Rosemary also has an option, exercisable until September 17, 2000, to purchase up to an additional 1,625,260 shares of common stock for an aggregate purchase price of $4,000,000. The Company also issued warrants to purchase an aggregate of 675,000 shares of common stock to various people and entities in consideration for their services rendered in connection with the transactions contemplated by the Securities Purchase. These warrants are identical to the warrants issued to Rosemary.

         The Company believes that its existing capital, funds from operations and other available sources of capital will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months.

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


                             Expected Maturity Date
                                     (000's)

                                    2000              2001           2002        2003        2004         thereafter
                                    ----              ----           ----        ----        ----         ----------

        Liabilities


Variable Rate:
Notes Payable                     $400,000         $1,128,825                                             $5,500,000
    Average Interest Rate          10.33%            10.33%           0            0           0            10.5%



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of August 18, 2000, the Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 2000, the Company made the following sales of unregistered securities:


                                                              Consideration
                                                              Received and
                                                             Description of                            If Option,
                                                            Underwriting or                            Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price      Exemption from       Security, Terms
                                                               Afforded to        Registration       of Exercise or
 Date of Sale       Title of Security      Number Sold         Purchasers           Claimed            Conversion
-------------       -----------------      ------------    -----------------    --------------        --------------
 6/20/00            common stock           5,097,413              (1)                 4(2)         N/A

 6/20/00            Series A preferred       904,971              (1)                 4(2)         each share of preferred stock
                    stock                                                                          is convertible at the of
                                                                                                   the holder at any time prior to
                                                                                                   October 15,2001 into two shares
                                                                                                   of common stock. If on October
                                                                                                   15, 2001 any of the preferred
                                                                                                   stock is outstanding, each
                                                                                                   outstanding share will
                                                                                                   automatically convert into two
                                                                                                   shares of common stock

 6/20/00            common stock           2,313,810             (1)                  4(2)         exercisable for
                    purchase warrants                                                              five years from
                                                                                                   date of grant at
                                                                                                   an exercise
                                                                                                   price of $3.40
                                                                                                   per share

 6/20/00            common stock             600,000      services rendered           4(2)         exercisable for
                    purchase warrants                     in connection with                       five years from
                                                          the transactions                         date of grant at
                                                          contemplated by the                      an exercise
                                                          Purchase Agreement                       price of $3.40
                                                          with Rosemary                            per share

 6/20/00            common stock              75,000      consenting to the           4(2)         exercisable for
                    purchase warrants                     assignment by                            five years from
                                                          Rosemary to the                          date of grant at
                                                          Company of a                             an exercise
                                                          certain first look                       price of $3.40
                                                          agreement                                per share

 6/20/00            options to purchase      500,000      options granted -           4(2)         exercisable for
                    shares of common                      no consideration                         five years from
                    stock                                 received by Company                      date of grant at
                                                          until exercise                           an exercise
                                                                                                   price of $3.40
                                                                                                   per share

 6/20/00            options to purchase       75,000      options granted -           4(2)         exercisable at
                    shares of common                      no consideration                         an exercise
                    stock                                 received by Company                      price of $3.40
                                                          until exercise                           per share; 2,095
                                                                                                   options are
                                                                                                   immediately
                                                                                                   exercisable;
                                                                                                   commencing
                                                                                                   6/30/00, 2,083
                                                                                                   options become
                                                                                                   exercisable on
                                                                                                   the last day of
                                                                                                   each of the next
                                                                                                   35 consecutive
                                                                                                   months in 35
                                                                                                   monthly installments

 ----------------------
(1) The Company sold these shares of common stock, Series A preferred stock and warrants to Rosemary for an aggregate cash purchase price of $17,000,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule (6/30/00)

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated May 3, 2000, filed with the SEC on May 10, 2000, and amendment thereto on Form 8-K/A filed with the SEC on June 29, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OVERSEAS FILMGROUP, INC.



August 21, 2000                             By:  /s/ William F. Lischak
                                              -------------------------
                                              William F. Lischak
                                              Chief Financial Officer,
                                              Chief Operating Officer
                                              and Secretary

                                  EXHIBIT INDEX

Exhibit Number    Description

27                         Financial Data Schedule (6/30/00)