Form 10-Q/A
period 2000-06-30
FIRST LOOK MEDIA INC
filed 2001-02-09
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                             FIRST LOOK MEDIA, INC.
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


                            OVERSEAS FILMGROUP, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)


         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 as set forth in the pages attached hereto:

         Item 1.  Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             FIRST LOOK MEDIA, INC.


Reason for Revision to Form 10-Q

As set out more fully in footnote 5 to the financial statements, the quarterly report on Form 10-Q for First Look Media, Inc. (f/k/a Overseas Filmgroup, Inc.) has been revised for transactions related to the forgiveness of amounts due from related parties under the terms of the Purchase Agreement in order to account for these transactions in compliance with the provisions of Accounting Principals Board Opinion 26 and SEC Staff Accounting Bulletin Topic 5-T.


                                      INDEX


                         Part I - Financial Information



                                                                        PAGE

Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2000
      (unaudited) and December 31, 1999.....................................3

     Consolidated Statements of Operations (unaudited)
      for the three and six months ended June 30, 2000
      and June 30, 1999.....................................................4

     Consolidated Statements of Cash Flows (unaudited)
      for the six months
      ended June 30, 2000 and June 30, 1999.................................5

     Consolidated Statements of Comprehensive Income
      (unaudited) for the three and six months ended
      June 30, 2000 and June 30, 1999.......................................6

     Notes to Consolidated Financial Statements (unaudited).................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................9

     Signature.............................................................16

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,            December 31,
                                                                                   2000                  1999
                                                                                -----------          ------------
                                                                                (Unaudited)
                                                                                 (Restated)

                                                      ASSETS:
Cash and cash equivalents                                                   $       1,491,291     $         270,031
Restricted cash                                                                        13,412                88,176
Accounts receivable, net of allowance for doubtful
  accounts of $1,100,000                                                           27,045,151            30,088,951
Related party receivable                                                                    0               149,000
Investment available-for-sale                                                       1,891,595             2,908,383
Film costs, net of accumulated amortization                                        15,710,095            28,363,419
Fixed assets, net of accumulated depreciation                                         231,151               282,856
Other assets                                                                        1,889,096               496,078
                                                                              ----------------      ----------------
                    Total assets                                            $      48,271,791     $      62,646,894
                                                                              ================      ================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                       $       1,618,492     $       1,146,677
Payable to related parties                                                                  0             1,334,624
Accrued interest payable                                                                    0               272,583
Payable to producers                                                               24,058,865            22,462,179
Note payable to shareholders                                                                0             1,989,229
Notes payable                                                                       7,028,825            19,764,175
Deferred income taxes                                                                       0             1,458,605
Deferred revenue                                                                      593,700               918,500
                                                                              ----------------      ----------------
                    Total liabilities                                              33,299,882            49,346,572
                                                                              ----------------      ----------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
     authorized; 904,971 and 0 shares outstanding, respectively                           905                     0
Common stock, $.001 par value, 25,000,000 shares
     authorized; 9,848,906 shares issued; 9,803,906 shares outstanding
     and 6,340,305 shares issued; 6,295,305 shares outstanding, respectively            9,850                 6,340
Additional paid in capital                                                         30,822,059            12,107,058
Cumulative unrealized gain on investment available-for-sale, net of taxes             460,630             1,477,418
Retained deficit                                                                 (16,234,801)             (203,760)
Treasury stock at cost, 45,000 shares                                                (86,734)              (86,734)
                                                                              ----------------      ----------------
                    Total shareholders' equity                                     14,971,909            13,300,322
                                                                              ----------------      ----------------
                    Total liabilities and shareholders' equity              $      48,271,791     $      62,646,894
                                                                              ================      ================

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                               2000                 1999                 2000                  1999
                                               ----                 ----                 ----                  ----
                                             (Restated)                                (Restated)

Revenues.......................          $       4,411,005     $    6,540,726      $      10,460,301      $    13,231,090

Expenses:
   Film costs..................                  3,352,169          5,412,347              8,008,302           10,751,083

   Distribution and marketing
    costs......................                    795,086                  0              1,415,175                    0

   Selling, general and
    administrative.............                  1,095,272            719,412              1,888,759            1,464,986
                                            ---------------       ------------        ---------------        -------------
      Total expenses...........                  5,242,527          6,131,759             11,312,236           12,216,069
                                            ---------------       ------------        ---------------        -------------
(Loss) income from operations..                  (831,522)            408,967              (851,935)            1,015,021
                                            ---------------       ------------        ---------------        -------------

Other income (expense):
   Interest income.............                      9,660              1,520                  9,710                1,809

   Interest expense............                  (542,764)          (491,382)            (1,061,737)            (963,858)

   Other.......................                     33,226              4,181                 87,674               29,660
                                            ---------------       ------------        ---------------        -------------

      Total other income (expense)               (499,878)          (485,681)              (964,353)            (932,389)
                                            ---------------       ------------        ---------------        -------------

(Loss) income before income
 taxes and cumulative effect
 of accounting changes.........                (1,331,400)           (76,714)            (1,816,288)               82,632

Income tax (provision) benefit.                   (19,246)             29,000               (91,620)             (30,000)
                                            ---------------       ------------        ---------------        -------------
(Loss) income before
 cumulative effect of
 accounting changes............                (1,350,646)           (47,714)            (1,907,908)               52,632

Cumulative effect of accounting
 changes.......................                          0                  0           (14,123,133)                    0
                                            ---------------       ------------        ---------------        -------------
       Net (loss) income.......          $     (1,350,646)     $     (47,714)      $    (16,031,041)      $        52,632
                                            ===============       ============        ===============        =============



Basic and diluted earnings (loss)
 per share:
   (Loss) income before
    cumulative effect of
    accounting changes........           $          (0.21)     $       (0.01)      $          (0.30)      $          0.01

    Cumulative effect..........                          -                  -                 (2.19)                    -
                                            ---------------       ------------        ---------------        -------------
      Net (loss) income........          $          (0.21)     $       (0.01)      $          (2.49)      $          0.01
                                            ===============       ============        ===============        =============
Weighted average number of
 basic and diluted common
 shares outstanding............                  6,565,197          5,732,778              6,430,997            5,732,778
                                            ===============       ============        ===============        =============

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended June 30,
                                                                                 2000                     1999
                                                                                ----                     -----
                                                                               (Restated)
Cash flows from operating activities:
   Net (loss) income                                                       $     (16,031,041)     $         52,632
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:

         Cumulative effect of accounting changes                                   14,123,133                     0

         Amortization of capitalized film costs                                       906,740             6,360,178

         Additions to film costs                                                  (2,376,549)           (6,757,588)

         Depreciation of fixed assets                                                  67,870                67,918

   Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                 3,192,800           (2,136,972)

         Increase in other assets                                                 (1,393,018)             (263,456)

         Decrease in accounts payable and accrued expenses                          (451,452)              (98,590)

         Increase in payable to producers                                           1,596,686             3,440,367

         Decrease in deferred income taxes payable                                (1,458,605)              (96,465)

         (Decrease) increase in deferred revenue                                    (324,800)               543,000
                                                                              ----------------       ---------------
              Net cash (used in) provided by operating activities                 (2,148,236)             1,111,024
                                                                              ----------------       ---------------
Cash flows from investing activities:
   Purchase of fixed assets                                                          (16,165)              (43,710)
                                                                              ----------------       ---------------
               Net cash used in investing activities                                 (16,165)              (43,710)
                                                                              ----------------       ---------------
Cash flows from financing activities:
   Sale of securities, net of expenses                                             16,696,439                     0

   Net paydown under credit facility                                             (12,735,350)           (1,518,374)

   Net payment on note payable to shareholders                                      (650,192)             (125,000)

   Decrease in restricted cash position                                                74,764               158,364
                                                                              ----------------       ---------------
              Net cash provided by (used in) financing activities                   3,385,661            (1,485,010)
                                                                              ----------------       ---------------
Net increase (decrease) in cash and cash equivalents                                1,221,260              (417,696)

Cash and cash equivalents at beginning of period                                      270,031               537,652
                                                                              ----------------       ---------------
Cash and cash equivalents at end of period                                 $        1,491,291     $         119,956
                                                                              ================       ===============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
         Interest                                                          $        1,286,554     $       1,298,770
                                                                              ================       ===============
         Income taxes                                                      $            6,400     $           7,200
                                                                              ================       ===============
         Foreign withholding taxes                                         $           85,220     $         126,465
                                                                              ================       ===============
    Non-cash transaction:
         Forgiveness of amounts owed to principal shareholders             $        1,339,037     $               -
                                                                              ================       ===============

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                        Three Months Ended June 30,                   Six Months Ended June 30,
                                        ---------------------------                   -------------------------
                                         2000                1999                  2000                     1999
                                         ----                ----                  ----                     ----
                                      (Restated)                                 (Restated)
Net (loss) income               $    (1,350,646)   $        (47,714)   $        (16,031,041)   $                52,632
Unrealized holding loss on
 investment available-for-sale         (487,999)                  0              (1,016,788)                        0
                                 ---------------     ---------------     --------------------    ---------------------
Total comprehensive (loss)
 income                         $    (1,838,645)   $        (47,714)   $        (17,047,829)   $                52,632
                                 ===============     ===============     ====================    =====================

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of First Look Media, Inc. (f/k/a Overseas Filmgroup, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Consolidated Financial Statements").

2.   Film costs consist of the following:


                                           June 30, 2000      December 31, 1999

  Films in release                    $      104,370,921    $      192,798,097
  Less: Accumulated amortization             (90,469,781)          (166,365,578)
                                       ------------------    ------------------
       Subtotal                               13,901,140            26,432,519
  Films not yet available for release          1,808,955             1,930,900
                                       ------------------    ------------------
                                      $       15,710,095            28,363,419
                                       ==================    ==================

3. In June 2000, the Company consummated a sale of securities pursuant to a Securities Purchase Agreement ("Purchase Agreement") with Rosemary Street Productions, LLC ("Rosemary"), whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share (collectively, the "Securities") for a cash purchase price of $17,000,000 (the "Securities Purchase"). Expenses associated with this issuance of stock and warrants totaled $433,563 through June 30, 2000. As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

     In connection with the Purchase Agreement with Rosemary discussed below, the Company entered into a note and debt contribution agreement with
     Robert  B.  Little  and  Ellen  Dinerman  Little  (collectively,   the
     "Littles"). Pursuant to the agreement, the Littles forgave:

     o $1,339,037 of aggregate outstanding principal amount and $480,709 of accrued but unpaid interest on a note issued to the Littles as part of the consideration given relating to the merger of the Company and Overseas Filmgroup, Inc. in October 1996;

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

4. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000. Under SOP 00-2 for the three and six months ended June 30, 2000, the Company recognized additional distribution expense of approximately $617,000 and $1,050,000, respectively.

5. The Company has restated filings on Form 10-Q for the quarterly period ended June 30, 2000 for transactions related to the forgiveness of amounts due from related parties under the terms of the Purchase Agreement in order to account for these transactions in compliance with the provisions of Accounting Principals Board Opinion 26 and SEC Staff Accounting Bulletin Topic 5-T. The $558,810 and $125,131 for accrued interest and salaries, respectively, forgiven by the principal shareholders in June 2000 were originally recognized as other income and as a reduction of selling, general and administrative expense. In these revised financial statements, these amounts are accounted for as a capital contribution.

     The table below shows the effect of this revision:

                                                                  Three months ended             Six months ended
                                                                     June 30, 2000                 June 30, 2000
                                                                     -------------                 -------------
                                                                 Revised       Original       Revised         Original
                                                                 -------       --------       -------         --------
              Income (loss) before cumulative effect of
                 accounting changes                             (1,350,646)    (666,705)      (1,907,908)     (1,223,967)
              Net income (loss)                                 (1,350,646)    (666,705)     (16,031,041)    (15,347,100)
              Basic and diluted income (loss) per share
                 before cumulative effect of accounting
                 changes                                             (0.21)       (0.10)           (0.30)          (0.19)
              Basic and diluted income (loss) per share              (0.21)       (0.10)           (2.49)          (2.39)

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

General

     The operations of First Look Media, Inc. (f/k/a Overseas Filmgroup, Inc.) (the "Company") were established on February 11, 1980. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical and video markets under the name First Look Pictures.

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

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000. Under SOP 00-2 for the three and six months ended June 30, 2000, the Company recognized additional distribution expense of approximately $617,000 and $1,050,000, respectively.

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

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $375,860 (52.3%) to $1,095,272 for the quarter ended June 30, 2000 from $719,412 for the quarter ended June 30, 1999. This increase was primarily due to increased bad debt expense (approximately $144,478), increased franchise tax expense (approximately $36,542) and decreased capitalized overhead (approximately $153,708). The Company capitalizes certain overhead costs incurred in connection with the production of films.

     Other expense (net of other income) for the three months ended June 30, 2000 increased by $14,197 to $499,878 for the three months ended June 30, 2000 compared to other expense (net of other income) of $485,681 for the three months ended June 30, 1999.

     As a result of the above, the Company had a loss before income taxes of $1,331,400 for the three months ended June 30, 2000, compared to a loss before income taxes of $76,714 for the three months ended June 30, 1999.

     The Company had a loss of $1,350,646 for the three months ended June 30, 2000 (reflecting a tax expense of $19,246 related to foreign withholding taxes) compared to a net loss of $47,714 for the three months ended June 30, 1999 (reflecting an effective tax rate of 37.8%).

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

     As a result of the adoption of SOP 00-2, marketing and distribution costs are treated as period costs and expensed as incurred, rather than capitalized and amortized as a part of film costs. For the six months ended June 30, 2000, film costs includes amortization of capitalized production and acquisition costs as well as current period participation cost accruals. Distribution and marketing costs incurred in the current period are separately stated. For the six months ended June 30, 1999 film costs include amortization of distribution and marketing costs capitalized to film costs. For the six months ended June 30, 2000, film costs as a percentage of revenues were 76.6% and distribution and marketing costs as a percentage of revenues were 13.5%. For the six months ended June 30, 1999, film costs were 81.3%. The increase in combined film costs and distribution and marketing costs as a percentage of revenues for the six months ended June 30, 2000 compared to film costs for the six months ended June 30, 1999 was primarily due to expensing of marketing and distribution costs as incurred as well as generally lower margins for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the fees negotiated by the Company with respect to its sales, licensing and distribution services and the amount (if any) of the Company's investment in a particular film. In some cases, the Company is entitled to only a fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of having produced the related film or minimum guarantee commitments or rights acquisition costs and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $423,773 (28.9%) to $1,888,759 for the six months ended June 30, 2000 from $1,464,986 for the six months ended June 30, 1999. This increase was primarily due to increased bad debt expense (approximately $76,057), increased compensation and compensation related expenses (approximately $168,174) and decreased capitalization of overhead (approximately $179,102).

     Other expense increased to $964,353 for the six months ended June 30, 2000 compared to $932,389 for the six months ended June 30, 1999, primarily as a result of an increase in interest expense ($97,879) which was partially offset by an increase in other revenue ($65,915).

     As a result of the above, the Company had a loss before the cumulative effect of an accounting change and income taxes of $1,816,288 for the six months ended June 30, 2000, compared to income before income taxes of $82,632 for the six months ended June 30, 1999.

     The Company adopted SOP 00-2 in June 2000. Accordingly, the Company reported the cumulative effect of accounting changes of $15,581,738 ($14,123,133 after taxes).

     The Company had a net loss of $16,031,041 for the six months ended June 30, 2000 (reflecting an a tax provision of $91,620, primarily related to foreign withholding taxes) compared to net income of $52,632 for the six months ended June 30, 1999 (reflecting an effective tax rate of 36.3%).

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

     In connection with the Purchase Agreement with Rosemary discussed below, the Company entered into a note and debt contribution agreement with Robert B. Little and Ellen Dinerman Little (collectively, the "Littles"). Pursuant to the agreement, the Littles forgave:

     o $1,339,037 of aggregate outstanding principal amount and $480,709 of accrued but unpaid interest on a note issued to the Littles as part of the consideration given relating to the merger of the Company and Overseas Filmgroup, Inc. in October 1996;

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


                                            FIRST LOOK MEDIA, INC.



Date:  February 5, 2001                    By: /s/ William F. Lischak
                                              ----------------------------------
                                              William F. Lischak
                                              Chief Financial Officer,
                                              Chief Operating Officer
                                              and Secretary