Form 10-Q/A
period 2000-09-30
FIRST LOOK MEDIA INC
filed 2001-02-09
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2000

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

         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as set forth in the pages attached hereto:

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


                                      INDEX


                         Part I - Financial Information


                                                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (unaudited)
            and December 31, 1999..........................................3

         Consolidated Statements of Operations (unaudited) for the
            three and nine months ended September 30, 2000 and
            September 30, 1999.............................................4

         Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 2000 and September 30,1999.....5

         Consolidated Statements of Comprehensive Income (unaudited)
            for the three and nine months ended September 30, 2000
            and September 30, 1999.........................................6

         Notes to Consolidated Financial Statements (unaudited)............7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................9

                  Signature...............................................16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                  2000                  1999
                                                                           -------------------   -------------------
                                                                              (Unaudited)
                                                                               (Restated)
                                              ASSETS:

Cash and cash equivalents                                                   $         893,685     $         270,031
Restricted cash                                                                        21,667                88,176
Accounts receivable, net of allowance for doubtful
  accounts of $1,100,000                                                           27,979,027            30,088,951
Related party receivable                                                                    0               149,000
Investment available-for-sale                                                               0             2,908,383
Film costs, net of accumulated amortization                                        15,701,843            28,363,419
Fixed assets, net of accumulated depreciation                                         239,367               282,856
Other assets                                                                        1,564,076               496,078
                                                                              ----------------      ----------------
                    Total assets                                            $      46,399,665     $      62,646,894
                                                                              ================      ================


                              LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                       $       1,322,241     $       1,146,677
Payable to related parties                                                                  0             1,334,624
Accrued interest payable                                                                    0               272,583
Payable to producers                                                               23,766,018            22,462,179
Note payable to shareholders                                                                0             1,989,229
Notes payable                                                                       6,219,218            19,764,175
Deferred income taxes                                                                       0             1,458,605
Deferred revenue                                                                      795,000               918,500
                                                                              ----------------      ----------------
                    Total liabilities                                              32,102,477            49,346,572
                                                                              ----------------      ----------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
     authorized; 904,971 and 0 shares outstanding, respectively                           905                     0
Common stock, $.001 par value, 25,000,000 shares
     authorized; 9,848,906 shares issued; 9,803,906 shares outstanding
     and 6,340,305 shares issued; 6,295,305 shares outstanding,                         9,850                 6,340
     respectively
Additional paid in capital                                                         30,772,507            12,107,058
Cumulative unrealized gain on investment available-for-sale, net of taxes                   0             1,477,418
Retained deficit                                                                  (16,399,340)             (203,760)
Treasury stock at cost, 45,000 shares                                                 (86,734)              (86,734)
                                                                              ----------------      ----------------
                    Total shareholders' equity                                     14,297,188            13,300,322
                                                                              ----------------      ----------------

                    Total liabilities and shareholders' equity              $      46,399,665     $      62,646,894
                                                                              ================      ================

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended September 30,            Nine Months Ended September 30,
                                                                                       2000
                                             2000                  1999              (Restated)                1999
                                             ----                  ----              ---------                 ----
Revenues.......................        $       4,767,463      $    6,726,444      $      15,227,764      $    19,957,534

Expenses:
   Film costs..................                3,583,039           6,192,105             11,591,341           16,943,188
   Distribution and marketing costs..            630,355                   0              2,045,530                    0
   Selling, general and administrative.        1,149,976             775,946              3,038,735            2,240,931
                                          ---------------        ------------        ---------------        -------------
      Total expenses...........                5,363,370           6,968,051             16,675,606           19,184,119
                                          ---------------        ------------        ---------------        -------------
(Loss) income from operations..                 (595,907)           (241,607)            (1,447,842)             773,415
                                          ---------------        ------------        ---------------        -------------

Other income (expense):
   Interest income.............                   13,315               3,942                 23,025                5,752
   Interest expense............                 (251,330)           (535,073)            (1,313,067)          (1,498,931)
   Other.......................                  682,414              67,901                770,088               97,561
                                          ---------------        ------------        ---------------        -------------
      Total other income
      (expense)................                  444,399            (463,230)              (519,954)          (1,395,618)
                                          ---------------        ------------        ---------------        -------------
Loss before income taxes and
cumulative effect of accounting
changes........................                 (151,508)           (704,837)            (1,967,796)            (622,203)

Income tax provision (benefit).                   13,031            (261,000)               104,651             (231,000)
                                          ---------------        ------------        ---------------        -------------
Loss before cumulative effect of
   accounting changes .........                 (164,539)           (443,837)            (2,072,447)            (391,203)

Cumulative effect of
   accounting changes..........                        0                   0            (14,123,133)                   0
                                          ---------------        ------------        ---------------        -------------
         Net loss..............           $     (164,539)        $  (443,837)        $  (16,195,580)        $   (391,203)
                                          ===============        ============        ===============        =============

Basic and diluted loss per share:
    Loss before cumulative effect
    of accounting changes......        $          (0.02)      $       (0.07)      $          (0.27)      $        (0.07)

    Cumulative effect..............                   -                   -                  (1.87)                   -
                                          ---------------        ------------        ---------------        -------------
      Net loss.................        $          (0.02)      $       (0.07)      $          (2.14)      $        (0.07)
                                          ===============        ============        ===============        =============
Weighted average number of
  basic and diluted common
  shares outstanding...........               9,803,906           6,191,360              7,563,508            5,887,318
                                          ===============        ============        ===============        =============

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                     ---------------------------------
                                                                                         2000
                                                                                       (Restated)                1999
                                                                                       --------                 ----
      Cash flows from operating activities:
            Net (loss) income                                                    $     (16,195,580)      $      (391,203)

            Adjustments  to reconcile  net (loss) income to net cash provided by operating activities:
                  Cumulative effect of accounting changes                               14,123,133                     0
                  Amortization of capitalized film costs                                 1,734,115            10,514,216
                  Additions to film costs                                               (3,195,672)          (11,028,340)
                  Depreciation of fixed assets                                             104,812                92,506
                  Capital gains and other non-cash income                                 (624,868)                    0

            Change in assets and liabilities:
                  Decrease (increase) in accounts receivable                             2,109,914            (1,691,897)
                  Decrease in related party receivable                                     149,000                     0
                  Increase in other assets                                              (1,067,998)             (322,067)
                  Decrease in accounts payable and accrued expenses                       (747,648)             (157,729)
                  Increase in payable to producers                                       1,303,839             5,295,607
                  Decrease in deferred income taxes payable                             (1,458,605)             (410,909)
                  (Decrease) increase in deferred revenue                                 (123,500)              780,500
                                                                                    ---------------        --------------
                        Net cash (used in) provided by operating activities             (3,889,058)             2,680,684
                                                                                    ---------------        --------------
      Cash flows from investing activities:
            Purchase of fixed assets                                                       (61,323)              (10,134)
            Sale of marketable securities                                                2,055,833                     0
                                                                                    ---------------        --------------
                        Net cash used in investing activities                            1,994,510               (10,134)
                                                                                    ---------------        --------------
      Cash flows from financing activities:
            Sale of securities, net of expenses                                         16,646,842                     0
            Net paydown under credit facility                                          (12,553,388)           (2,321,851)
            Paydown of note payable                                                       (991,569)             (264,585)
            Net payment on note payable to shareholders                                   (650,192)             (187,500)
            Decrease (increase) in restricted cash position                                 66,509              (138,259)
                                                                                    ---------------        --------------
                        Net cash provided by (used in) financing activities              2,518,202            (2,912,195)
                                                                                    ---------------        --------------
      Net increase in cash and cash equivalents                                            623,654               241,645
      Cash and cash equivalents at beginning of period                                     270,031               537,652
                                                                                    ---------------        --------------
      Cash and cash equivalents at end of period                                 $         893,685      $        296,007
                                                                                    ===============        ==============
      Supplemental  disclosure  of cash flow  information
            Cash paid  during the period for:
                  Interest                                                       $       1,537,883      $      1,885,527
                                                                                    ===============        ==============
                  Income taxes                                                   $           6,400      $          7,200
                                                                                    ===============        ==============
                  Foreign withholding taxes                                      $          98,251      $        179,414
                                                                                    ===============        ==============
      Non-cash transaction:
               Forgiveness of amounts owed to principal shareholders             $       1,339,037      $              -
                                                                                    ===============        ==============
               Acquisition of investment available for sale                      $               0      $      1,430,956
                                                                                    ===============        ==============

   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                               Three Months Ended September 30, Nine Months Ended September 30,
                                               -------------------------------- -------------------------------
                                             2000                 1999                 2000                 1999
                                             ----                 ----                 ----                 ----
                                                                                    (Restated)
Net loss                             $      (164,539)       $    (443,837)      $  (16,195,580)       $    (391,203)

Unrealized holding gain (loss) on             0                    85,390          (1,016,788)               85,390
  investment available-for-sale

Reversal of unrealized holding
gain on investment available-for-sale       (460,630)               0                 (460,630)               0
                                       -------------         ------------        -------------         ------------
Total comprehensive loss             $      (625,169)       $    (358,447)      $  (17,672,998)       $    (305,813)
                                       =============         ============        =============         ============


   The accompanying notes are an integral part of these financial statements.

                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of First Look Media, Inc. (f/k/a Overseas Filmgroup, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Consolidated Financial Statements").

2.   Film costs consist of the following:


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      -----------

         Films in release                        97,316,853      192,798,097
         Less:  Accumulated amortization      $ (82,696,347)   $(166,365,578)
                  Subtotal                     ------------    -------------
                                                 14,620,506       26,432,519
                                              -------------    -------------
         Films not yet available for release      1,081,337        1,930,900
                                              -------------    -------------
                                              $  15,701,843    $  28,363,419
                                              =============    =============


3. In June 2000, the Company consummated a sale of securities pursuant to a Securities Purchase Agreement ("Purchase Agreement") with Rosemary Street Productions, LLC ("Rosemary"), whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share (collectively, the "Securities") for a cash purchase price of $17,000,000 (the "Securities Purchase"). Expenses associated with this issuance of stock and warrants totaled $483,115 through September 30, 2000. As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

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

4. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000. Under the SOP 00-2 for the nine months ended September 30, 2000, the Company recognized additional distribution expense of approximately $1,432,000.

5. The Company has restated filings on Form 10-Q for the quarterly period ended September 30, 2000 for transactions related to the forgiveness of amounts due from related parties under the terms of the Purchase Agreement in order to account for these transactions in compliance with the provisions of Accounting Principals Board Opinion 26 and SEC Staff Accounting Bulletin Topic 5-T. The $558,810 and $125,131 for accrued interest and salaries, respectively, forgiven by the principal shareholders in June 2000 were originally recognized as other income and as a reduction of selling, general and administrative expense. In these revised financial statements, these amounts are accounted for as a capital contribution.

         The table below shows the effect of this revision:

                                                           Nine months ended September 30, 2000
                                                           ------------------------------------
                                                            Revised                    Original
                                                            -------                    --------
          Income (loss) before cumulative effect of
          accounting changes                               (2,072,447)               (1,388,506)
          Net income (loss)                               (16,195,580)              (15,511,639)

                                                          Nine months ended September 30, 2000
                                                           ------------------------------------
                                                            Revised                    Original
                                                            -------                    --------
          Basic and diluted income (loss) per share
          before cumulative effect of accounting changes        (0.27)                    (0.18)
          Basic and diluted income (loss) per share             (2.14)                    (2.05)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements," including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may," " expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this Report and in other filings made by the Company with the Securities and Exchange Commission including without limitation the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999. The risks highlighted above and elsewhere in this Report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.



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

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000. Under the SOP 00-2 for the nine months ended September 30, 2000, the Company recognized additional distribution expense of approximately $1,432,000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective in the fourth quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While the Company's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, the Company's management is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. However, other aspects of SAB 101 are not expected to have a significant effect on the Company's consolidated financial statements.

Results of Operations

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues decreased by $1,958,981 (29.1%) to $4,767,463 for the three months ended September 30, 2000 from $6,726,444 for the three months ended September 30, 1999. The decrease in revenues was primarily due to decreased revenues from six films during the three months ended September 30, 2000 of approximately $3,830,000 compared to revenues from six films during the three months ended September 30, 1999 of approximately $5,871,000.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs have been expensed in the three months ended September 30, 2000. For the three months ended September 30, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs as a percentage of revenues decreased to 75.2% for the three months ended September 30, 2000, compared to 92.1% for the three months ended September 30, 1999. The decrease was primarily due to application of the new accounting standards, and to generally higher distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $374,030 (48.2%) to $1,149,976 for the quarter ended September 30, 2000 from $775,946 for the quarter ended September 30, 1999. The Company capitalizes certain overhead costs incurred in connection with its production activities, primarily pre-sale and other financing activities, by adding such costs to the capitalized film costs of the motion picture. This increase was primarily due to increases in accounting fees (approximately $31,900), bad debt expense (approximately $12,227), insurance costs (approximately $27,361), employee benefits (approximately $15,393), compensation costs (approximately $264,151), research expenses (approximately $11,007), travel costs (approximately $17,715), office expenses (approximately $10,886) and telephone charges (approximately $7,984), as well as decreased capitalized overhead (approximately $97,382), which were partially offset by decreases in consulting fees and contract labor (approximately $109,558) and legal fees (approximately $12,210).

         Net other income was $444,399 for the three months ended September 30, 2000 compared to net other expense of $463,230 for the three months ended September 30, 1999. The increase in other income was primarily due to the gain reported on the Company's sale of common stock of Yahoo!, Inc. ($624,868) as well as decreased interest expense (approximately $283,744) during the quarter ended September 30, 2000.

         As a result of the above, the Company had a loss before income taxes of $151,508 for the three months ended September 30, 2000 compared to a loss before income before taxes of $704,837 for the three months ended September 30, 1999.

         The Company had a net loss of $164,539 for the three months ended September 30, 2000 (reflecting foreign withholding taxes of $13,031) compared to a net loss of $443,837 for the three months ended September 30, 1999 (reflecting an effective income tax benefit of 37%).

         The Company also reported an unrealized gain during the three months ended September 30, 1999 resulting from the increased market price in the shares of common stock of Yahoo!, Inc. received by the Company in July 1999 as part of a share exchange with broadcast.com inc., a company acquired by Yahoo!, Inc.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Revenues decreased by $4,729,770 (23.7%) to $15,227,764 for the nine months ended September 30, 2000 from $19,957,534 for the nine months ended September 30, 1999. The decrease in revenues was primarily due to decreased revenues from six films during the nine months ended September 30, 2000 of approximately $8,435,000 compared to revenues from six films during the nine months ended September 30, 1999 of approximately $13,246,000.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs have been expensed in the nine months ended September 30, 2000. For the nine months ended September 30, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs as a percentage of revenues increased to 76.1% for the nine months ended September 30, 2000, compared to 84.9% for the nine months ended September 30, 1999. The decrease was primarily due to application of the new accounting standards, and to generally higher distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $797,804 (35.6%) to $3,038,735 for the nine months ended September 30, 2000 from $2,240,931 for the nine months ended September 30, 1999. This increase was primarily due to increases in accounting fees (approximately $27,735), advertising costs (approximately $10,086), bad debt expense (approximately $88,283), insurance costs (approximately $51,711), compensation costs (approximately $427,153), research expenses (approximately $13,331), taxes (approximately $22,179), travel (approximately $17,715), office expenses (approximately $12,841), telephone and fax charges (approximately $14,657), depreciation of computer equipment (approximately $13,086) and decreased capitalized overhead (approximately $276,484), which were partially offset by decreases in consulting fees and contract labor (approximately $155,692) and legal fees (approximately $21,348).

         Net other expense was $519,954 for the nine months ended September 30, 2000 compared to net other expense of $1,395,618 for the nine months ended September 30, 1999. The decrease in net other expense was primarily due to the gain reported, in the nine months ended September 30, 2000, on the Company's sale of shares of common stock of Yahoo!, Inc. ($624,868) and decreased interest expense (approximately $195,131).

         As a result of the above, the Company had a loss before income taxes and cumulative effect of accounting changes of $1,967,796 for the nine months ended September 30, 2000, compared to a loss before income taxes and cumulative effect of accounting changes of $622,203 for the nine months ended September 30, 1999.

         The Company had a loss before cumulative effect of accounting changes of $2,072,447 for the nine months ended September 30, 2000 compared to a loss before cumulative effect of accounting changes of 391,203 for the nine months ended September 30, 1999.

         The Company reported the cumulative effect of accounting changes of $14,123,133, net of income tax benefit of $1,458,605 for the nine months ended September 30, 2000.

         The Company had a net loss of $16,195,580 for the nine months ended September 30, 2000 (reflecting foreign withholding taxes of $104,651) compared to a net loss of $391,203 for the nine months ended September 30, 1999 (reflecting an effective income tax benefit of 37.1%).

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

         At September 30, 2000, the Company had cash and cash equivalents of $893,685 compared to cash and cash equivalents of $270,031 as of December 31, 1999. Additionally, at September 30, 2000, the Company had restricted cash of $21,667 held by its primary lender, to be applied against its credit facility. The restricted cash balance as of December 31, 1999 was $88,176.

         Additionally, as of September 30, 2000, the Company had sold all 17,454 shares of Yahoo!, Inc. common stock that it received as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by

Yahoo!, Inc. Under the terms of the share-for-share agreement, the Company's Yahoo!, Inc. shares could not be sold, transferred, assigned, pledged, hypothecated, or otherwise disposed of on or before July 18, 2000. Similarly, the 562,527 shares of the Company's common stock issued to broadcast.com, which is now held by Yahoo!, Inc., are unregistered shares and were restricted for a similar one year period. On July 19, 2000, the Company sold 8,727 shares of the Yahoo!, Inc. common stock for approximately $1,164,000 and on September 26, 2000, the Company sold the remaining 8,727 shares of the Yahoo!, Inc. common stock for approximately $891,800.

         As of September 30, 2000, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $795,000.

         In 1999, the Company acquired rights to thirteen films and First Look Pictures released two films. During the nine months ended September 30, 2000, the Company acquired rights to eleven films and First Look Pictures broadened the release of one picture initially released in December 1999. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately ten to fifteen films, including two to six First Look Pictures releases. This total is exclusive of films where the Company acquires primarily re-issue rights. The credit agreement with Chase requires the consent of the banks prior to the Company entering into any new rights acquisitions in excess of $3,000,000. Therefore, the Company's ability to achieve these goals will depend on its ability to find opportunities that fit within these parameters or the banks' willingness to permit the Company to enter these types of acquisitions and commitments. There can be no assurance that pre-sales, co-production funds, gap financing and third party equity will be available in the future. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, there can be no assurance that the Company's acquisition, financing and distribution goals will be achieved.

         The Company has actively sought to obtain additional equity capital. In June 2000, the Company sold to Rosemary:

         o        5,097,413 shares of common stock;

         o 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock; and

         o warrants to purchase up to 2,313,810 shares of common stock at an exercise price of $3.40 per share, exercisable until June 19, 2005.

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



Date:  February 9, 2001


                             FIRST LOOK MEDIA, INC.



                            By:/s/ William F. Lischak
                               ------------------------------------------------
                               William F. Lischak
                               Chief Financial Officer, Chief Operating Officer and Secretary