Form 10-K
period 2000-12-31
FIRST LOOK MEDIA INC
filed 2001-05-16
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Fiscal Year Ended December 31, 2000

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25308

                             FIRST LOOK MEDIA, INC.
                        (f/k/a Overseas Filmgroup, Inc.)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2001, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $0.51.

         The number of shares of common stock outstanding as of April 12, 2001 was 9,803,906.

                                     PART I

         This Annual Report on Form 10-K contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect" "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. Please note that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the registrant will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The registrant's results of operations for the year ended December 31, 2000 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the registrant controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the registrant, as well as the unpredictable nature of audience and subdistributor response to motion pictures distributed by the registrant, the registrant's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the registrant's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the registrant's costs and expenses, and thus the capital required by the registrant in its operations and the associated risks, may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the registrant with the Securities and Exchange Commission. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the registrant. The registrant does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the registrant over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 1.  BUSINESS

General

         First Look Media, Inc. ("Company") specializes in the acquisition and direct distribution of, and worldwide license and sale of distribution rights to, independently produced feature films in a wide variety of genres, including action, art-house, comedy, drama, foreign language, science fiction and thrillers. The Company has accumulated a library of distribution rights, including sales agency rights, in various media and markets to approximately 250 films. Additionally, the Company has established a television commercial production division and expects to begin producing television commercials for domestic and international markets in the second half of 2001.

         With respect to its film related activities, the Company operates in numerous capacities, including as:

o a distributor. The Company acquires the distribution rights to films for specified terms, territories and media from independent producers. In this capacity, the Company receives distribution fees. In exchange for these distribution rights, the Company may commit to pay the independent producer a minimum guaranteed payment ranging from approximately $100,000 to $5,000,000 at or after delivery of the completed film. These minimum guaranteed payments represent varying portions of the films' production costs, including, on occasion, substantially all of such costs. These minimum guaranteed payments may enable the independent producer to obtain financing for the production and/or completion of the film. By providing these minimum guaranteed payments, the Company is often able to secure more extensive distribution rights on more favorable terms.

o a producer. The Company selectively produces motion pictures that it distributes, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

         The Company has focused primarily on licensing theatrical, video, pay television, free television, satellite and other distribution rights to foreign sub-distributors in major international territories and regions. These activities accounted for approximately 66.3% of the Company's total revenues in 2000.

         The Company engages directly in domestic theatrical distribution through its First Look Pictures division and domestic video distribution through its First Look Home Entertainment division. The Company's theatrical distribution activities include booking motion pictures for exhibition at movie theaters, arranging for the manufacture of release prints from film negatives and promoting motion pictures with advertising and publicity campaigns. The Company's video distribution activities include the promotion and sale of videocassettes to local, regional and national video retailers.

         In connection with the Company's establishment of a television commercial production division, the Company has hired experienced management and supporting staff, has leased office and production space, and has engaged directors of television commercial productions.

Corporate Information

         The Company was incorporated in Delaware in December 1993 under the name "Entertainment/Media Acquisition Corporation" in order to acquire an operating business in the entertainment and media industry. The Company consummated its initial public offering in February 1995, in which it sold shares of common stock and warrants to purchase shares of common stock.

         In October 1996, the Company merged with Overseas Filmgroup, Inc., a privately held Delaware corporation ("Overseas Private") that had been operating since February 1980. The Company was the surviving corporation in the merger. Upon consummation of the merger, the Company changed its name to "Overseas Filmgroup, Inc." The Company operated under the name "Overseas Filmgroup, Inc." until January 2001. In January 2001, the Company changed its name to "First Look Media, Inc." in order to reflect the broadening of its operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States and television commercial production and Internet content development.

         The Company's principal executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069, and its telephone number is (310) 855-1199.

Recent Developments

         On February 13, 2001, the Company filed a registration statement with the Securities and Exchange Commission, under which it is offering to exchange up to 321,429 shares of its common stock for the 4.5 million outstanding warrants issued in conjunction with the Company's initial public offering in February 1995. In the exchange offer, the Company will exchange one common share for every 14 of its outstanding warrants tendered and accepted by the Company for exchange. In lieu of fractional shares, holders will receive a cash payment for the equivalent of any shares that the individual would otherwise be entitled to receive. Holders who elect not to participate in the exchange offer will retain the right to purchase one share of common stock for $5.00, for each warrant held. These warrants expire on February 16, 2002. The exchange offer will commence upon the SEC's declaration of effectiveness of the exchange offer prospectus and the distribution to warrant holders of such prospectus and related exchange offer documents, which is expected in the second quarter of 2001. The exchange offer will be made only by means of, and in accordance with the terms of, the prospectus. If the exchange offer is completed, the Company intends to deregister the warrants pursuant to the Exchange Act and delist the warrants from trading on the OTC Bulletin Board.

Strategic Objectives

         The Company seeks to become a more significant player in the entertainment industry, while at the same time managing its risk and cash flow so as to be able to effectively respond to continuing changes in the entertainment industry. The Company's strategy to achieve its objectives includes:

         Creating a television commercial production division. The Company has established a television commercial production division called "First Look Artists." This division seeks to exploit the current trend in the industry of utilizing talent not typically associated with advertising, such as high-profile feature film directors. In this regard, the Company is assembling a roster of accomplished feature filmmakers who the Company believes can successfully cross over to the medium of television commercials. The Company also believes that it can attract proven television commercial directors to its division's projects by offering such directors access to potential film projects.

         Creating a home entertainment division. The Company has launched a home entertainment division called "First Look Home Entertainment." This division directly distributes films on videocassette and DVD. The Company's premier release was Quiet Days in Hollywood, starring Academy Award-winner, Hilary Swank. The Company intends to release 18 to 24 films into the home entertainment market during the next 12 months.

         Creating an Internet entertainment division. The Company has established an Internet entertainment division named "First Look Internet." The Company will utilize its existing rights to content, relationships and expertise to create and offer desirable entertainment through the Internet.

         Utilizing the Company's recently obtained financial resources to expand its domestic theatrical distribution activities. The Company believes there is great opportunity in the U.S. theatrical distribution market. Though the Company has had domestic success with films such as John Sayles' The Secret of Roan Inish and the Academy Award-winning Antonia's Line, limited financial resources kept the Company from becoming a more active player in this area. The Company intends to utilize its expanded financial resources, including its credit facility with The Chase Manhattan Bank and other commercial banks and financial institutions, to become increasingly more active in this market. The Company currently is identifying product and has hired appropriate additional staff to supplement its domestic theatrical distribution operations.

         Capitalizing on the Company's reputation and relationships with foreign sources. The Company believes that it enjoys a prominent position in the international independent film marketplace. The Company intends to capitalize on its reputation and relationships to exploit opportunities in the areas of production and acquisition financing, especially through private equity and international sources. These efforts will enable the Company to access increasingly higher profile films with commercial potential.

         Reducing the Company's risk by limiting its direct investment in acquisition costs and film production. As part of this strategy, the Company:

         o acts as distributor or licenses distribution rights for films that are produced with funds provided by other parties and not by the Company; and

         o acts on behalf of producers to locate and arrange equity sources, co-production and co-financing sources, pre-sales, gap financing and other resources for the production of motion pictures in exchange for sales and distribution rights to the films and negotiated fees.

         Acquiring films that the Company believes are likely to merit theatrical release or are suitable for initial release on pay and basic television. As part of this strategy, the Company:

         o acquires films that have recognizable cast, directors and producers and which embody greater production values, which the Company believes enhances their audience appeal in the competitive theatrical market. The Company attempts to accomplish this by offering more incentives to talent than offered by major studios such as greater creative and financial opportunity tied to film performance;

         o acquires films that are oriented to basic and pay television programming needs, such as films with lower budgets or which target specific genres, such as action films; and

         o develops relationships with major studios and seeks to expand its executive producing role in connection with motion pictures that other companies produce and distribute.

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

The Motion Picture Industry

         Generally

         The motion picture industry consists of two principal activities:

         o production, which encompasses the creation, development and financing of motion pictures; and

         o distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, both domestically and internationally.

         The United States motion picture industry is dominated by the major studios, including The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers Inc., Universal Pictures, Twentieth Century Fox, Sony Pictures Entertainment, and MGM/UA. The major studios, which historically have produced and distributed the vast majority of high-grossing theatrical motion pictures released annually in the United States, are typically large, diversified corporations that have strong relationships with creative talent, television broadcasters and channels, Internet service providers, movie theater owners and others involved in the entertainment industry. The major studios also typically have extensive national or worldwide distribution organizations and own extensive motion picture libraries.

         Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications. The major studios also may own or be affiliated with companies that own other entertainment related assets such as music and merchandising operations and theme parks. The major studios' motion picture libraries and other entertainment assets may provide a stable source of earnings which can offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

         During the past 15 years, independent production and distribution companies, many with financial and other ties to the major studios, have played an important role in the production and distribution of motion pictures for the worldwide feature film market. These companies include:

         o Miramax Films Corporation, now affiliated with The Walt Disney Company, which produced Scary Movie, the Scream film series, Shakespeare in Love and Chocolat;

         o New Line Cinema Corporation/Fine Line Features, now affiliated with Time Warner Entertainment Company, L.P., which produced the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles, the Nightmare on Elm Street series;

         o USA Films (formerly October Films), which produced Traffic, Secrets & Lies and Breaking the Waves, together with Gramercy Pictures, which produced Dead Man Walking and Fargo, is part of USA Films and USA Network;

         o Orion Pictures, now affiliated with MGM/UA, which produced The Silence of the Lambs and Hannibal;

         o Artisan Entertainment Inc., which distributed The Blair Witch Project; and

         o Lion's Gate Films, which distributed American Psycho, Dogma, Gods and Monsters and Affliction.

         As a result of consolidation in the domestic motion picture industry, a number of previously independent producers and distributors have been acquired or are otherwise affiliated with major studios. However, there are also a large number of other production and distribution companies that produce and distribute motion pictures that have not been acquired or become affiliated with the major studios. In contrast to the major studios, independent production and distribution companies generally produce and distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

         The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. From 1990 to 2000, international revenues of motion picture distributors from filmed entertainment grew from approximately $1.1 billion in 1990 to approximately $2.6 billion in 2000. This growth has been due to a number of factors, including the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players and growth in the number of foreign theater screens.

         Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Russia, Japan, Spain, and the United Kingdom have substantial indigenous film industries. As in the United States, in a number of these countries the film industry, and in some cases, the entertainment industry, in general, is dominated by a small number of companies that maintain large and diversified production and distribution operations. However, like in the United States, in most of these countries, there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films and foreign English-language films appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis because they draw a specialized audience for which the appeal has decreased substantially in recent years.

         Motion Picture Production

         Motion picture production begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived by a writer and acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget also are prepared during this phase. Pre-production begins upon completing the screenplay and arranging financing commitments. In this phase, the producer:

         o engages creative personnel to the extent not previously committed;
         o finalizes the filming schedule and production budget; obtains insurance and secures completion guaranties, if necessary; establishes filming locations and secures any necessary studio facilities and stages; and
         o        prepares for the start of actual filming.

         Principal photography, which is the actual filming of the screenplay, generally extends from eight to sixteen weeks for a film produced by a major studio and for as little as four to eight weeks for low budget films and films produced by independent production companies. The length of filming depends in each case upon factors such as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the film enters the post-production phase. During this phase, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and pictures are synchronized. This results in the production of a negative from which release prints of the motion picture are made.

         Production costs consist primarily of:

         o        acquiring or developing the screenplay;
         o        compensating creative and other production personnel;
         o        film studio and location rentals;
         o        equipment rentals;
         o        film stock and other costs incurred in principal photography;
                  and o post-production costs, including the creation of special effects and music.

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

         As part of obtaining financing for its films, an independent production company often is required by its lenders and distributors who advance production funds to obtain a completion bond or production completion insurance from an acceptable completion guarantor which names the lenders and applicable distributors as beneficiaries. The guarantor assures the completion of the particular motion picture on a certain date. If the motion picture cannot be completed for the agreed upon budgeted cost, the completion guarantor is obligated to pay the additional costs necessary to complete the picture by the agreed upon delivery date. If the completion guarantor fails to timely complete and deliver the motion picture on or before the agreed upon delivery date, the completion guarantor is required to pay the lenders and distributor, if applicable, an amount equal to the aggregate amount the lenders and distributor have loaned or advanced to the independent producer.

         In connection with the production and distribution of a motion picture, major studios and independent production companies generally grant contractual rights to actors, directors, screenwriters, owners of rights and other creative and financial contributors to share in net revenues from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are recovered in full.

         Major studios and independent film companies in the United States typically incur obligations to pay residuals to various guilds and unions including the Screen Actors Guild, the Directors Guild of America and the Writers Guild of America. Residuals are payments required to be made on a picture-by-picture basis by the motion picture producer to the various guilds and unions arising from the exploitation of a motion picture in markets other than the primary intended market. Residuals are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets. The guilds and unions typically obtain a security interest in all of the producer's rights in the motion picture being exploited to ensure satisfaction of the residuals obligation. This security interest usually is subordinate to the security interest of the lenders financing the production cost of the motion picture and the completion bond company guaranteeing completion of the motion picture. Under a producer's agreement with the guilds and unions, the producer may transfer the obligation to pay the residuals to a distributor if the distributor assumes the obligation to make the residual payment. If the distributor does not assume those obligations, the producer is obligated to pay those residuals.

         Motion Picture Distribution

         General

         Motion picture distribution involves domestic and international licensing of the picture for:

         o        theatrical exhibition;
         o        videocassettes, laser discs and digital video discs (DVD);
         o presentation on television, including pay-per-view, basic and premium cable, network, syndication or satellite;
         o marketing of the other rights in the picture and underlying literary property, which may include books, merchandising and soundtracks;
         o non-theatrical exhibition, which includes airlines, hotels and armed forces facilities; and
         o        exploitation via the Internet, which is still evolving.

         Although releases by the major studios typically are licensed and fully exploited in all of the foregoing media, films produced or distributed by independent film companies are often not exploited in all of the media. For example, some films may not receive theatrical exhibition in the United States or various other territories and instead may be released directly on home video or as a pay television premiere or otherwise exploited on a pay television service. In limited circumstances, these films may then be released in theaters.

         Production companies with distribution divisions typically distribute their motion pictures themselves. Production companies without distribution divisions may retain the services of sales agents or distributors to exploit the motion pictures produced by them in selected or all media and territories. Distribution companies may directly exploit distribution rights licensed to, or otherwise acquired, by them by booking motion pictures with movie theaters or selling videocassettes to video retailers. Alternatively, they may grant sub-licenses to domestic or foreign sub-distributors to exploit completed motion pictures in particular territories or media.

         Acquisition of distribution rights

         A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture. Instead, he acts as an agent for the producer or rights owner, licensing the distribution rights to distributors on behalf of the producer or rights owner in exchange for a sales agency fee. This fee typically is computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by the distributor's exploitation of the motion picture. The distributor may agree to pay the producer of the motion picture an advance or a minimum guarantee upon the delivery of the completed motion picture. This amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. After receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor generally pays the remainder of revenues in excess of an ongoing distribution fee to the producer of the motion picture.

         Obtaining license agreements with a distributor or distributors prior to completion of a motion picture which provide for payment of a minimum guarantee is often referred to as the pre-licensing or pre-selling of film rights. This pre-selling may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the advance or minimum guarantee as collateral to borrow production funding. In the past, pre-selling of film rights provided a means for financing film production. However, the ability to pre-sell film rights in various territories and media, the amount of pre-sales that can be obtained in certain territories and media and thus, the percentage of a film's budget that can be covered with pre-sales, fluctuates. In recent years, independent film companies generally have not been able to pre-sell as great a percentage of a film's budget as they have in past years.

         The producer also may be able to acquire additional production funds through gap financing. Although gap financing currently is being made available by multiple lenders, certain banks have ceased providing this type of financing, and many banks that provide gap financing are becoming more conservative in their approach to these lending practices. As a result, there can be no assurance that lenders will continue to make funds available on this basis. In some circumstances, the distributor is entitled to recover any unrecouped costs and advances from a film licensed to the distributor from the revenues from another film or films also licensed to the distributor. This is commonly known as cross collateralizing.

         In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor also may acquire all or a portion of the copyright in the motion picture or license certain distribution rights in perpetuity. Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a negative pickup, under which the studio or independent film company agrees to pay a specified minimum guaranteed amount to a production company in exchange for all rights to the film upon completion of production and delivery of the film. The production company normally finances production of the motion picture pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company's right to payment of the minimum guarantee and is granted a security interest in the film and in the production company's rights under its arrangement with the studio or independent film company. When the major studio or independent film company picks up the completed motion picture, it pays the minimum guarantee or assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the production company is paid a production fee and generally is granted a participation in net revenues from distribution of the motion picture.

         The distribution cycle

         Concurrently with their release in the United States, motion pictures typically are released in Canada and also may be released in one or more other international markets. Generally, a motion picture that is released theatrically is available for distribution in other media during its initial distribution cycle as follows:

                                              Number of months following initial
Marketplace (Media)                               Domestic theatrical release

Domestic theatrical                                             --
International theatrical                                        --
Domestic home video and DVD (initial release)                4-6 months
Domestic pay-per-view                                        6-9 months
International home video and DVD (initial release)          6-12 months
Domestic pay television                                     9-10 months
International television (pay or free)                     18-24 months
Domestic free television (network, barter syndication, 30-33 months syndication and basic cable)

         Films often remain in distribution for varying periods of time. For example, major studio motion pictures that are released theatrically can play in theaters for several weeks following their initial release or, at times, including in the case of successful art-house films that are released on a limited basis, for several months. On the other hand, unsuccessful films may play in theaters for only a short period of time. Once released on videocassette, a motion picture may remain available on videocassette for many years. Similarly a motion picture can be licensed to various forms of television for many years after its first release. The release periods set forth above represent standard holdback periods. A holdback period represents a stipulated period of time during which release of the motion picture in other media is prevented to allow the motion picture to maximize its value in the media in which it is currently being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis. However, the periods set forth above represent our estimate of typical current holdback periods in the motion picture industry.

         In general, if a film is not released theatrically in the United States and is instead first released on domestic home video, television exploitation does not commence until four to eight months after the video release. Thereafter, the same general release patterns indicated in the table above typically apply. If a film premieres on United States pay television, the pay television service is typically licensed for a four to six week exclusive airing period. The license generally will provide for limited airings made up of five to eight exhibition days with multiple airings permitted on each exhibition day. The provisions of the license also usually provide for the pay television service to receive subsequent airing periods following a period in which the film can be released on video or sometimes even theatrically and a period during which the film may be broadcast on free television.

         A substantial portion of a film's ultimate revenues are generated in its initial distribution cycle. The initial distribution cycle usually consists of the first five years after the film's initial domestic release and includes theatrical, video, and pay and free television. Commercially successful motion pictures, however, may continue to generate revenues after the film's initial distribution cycle from the re-licensing of distribution rights in certain media and from the licensing of distribution rights with respect to new media and technologies and in emerging markets. Although there has been a substantial increase over the past fifteen years in the revenues generated from the licensing of rights in ancillary media such as home video, DVD, cable and pay-per-view, the theatrical success of a motion picture remains a significant factor in generating revenues in foreign markets and in other media such as video and television. For example, retail video stores currently purchase fewer copies of videocassettes of motion pictures that have not been theatrically released, and purchase more copies of major studio theatrical hits.

         Theatrical

         The theatrical distribution of a motion picture, whether in the United States or internationally, involves the licensing and booking of the motion picture to movie theaters, the promotion of the picture through advertising and publicity campaigns and the manufacture of release prints from the film negative. Expenditures on these activities, particularly on promotion and advertising, are often substantial and may have a significant impact on the ultimate success of the film's theatrical release. In addition, expenditures can vary significantly depending upon a number of factors including:

         o        the markets and regions in which the film is distributed;

         o the media used to promote the film such as newspaper, television and radio;

         o the number of screens on which the motion picture is to be exhibited; and

         o the ability to exhibit motion pictures during peak exhibition seasons.

         With a release by a major studio, the vast majority of these costs, which primarily consist of advertising costs, are incurred prior to the first weekend of the film's domestic theatrical release. Accordingly, there is not necessarily a correlation between these costs and the film's ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Christmas holidays, and in the most popular theaters, may affect the theatrical success of a picture. Films distributed theatrically by an independent film company are sometimes released on a more limited basis which allows the distributor to defer marketing costs until it is able to assess the initial public acceptance of the film.

         While arrangements for the exhibition of a film vary greatly, there are certain economic relationships generally applicable to theatrical distribution. Theater owners retain a portion of the admissions paid at the box office, typically referred to as gross box office receipts. The share of the gross box office receipts retained by a theater owner generally includes a fixed amount per week, in part to cover overhead, plus a percentage of receipts that usually increases over time. Although these percentages vary widely, a theater owner's share of a particular film's revenues will normally be approximately 60% to 65% of gross box office receipts. The balance of the gross box office receipts, referred to as gross film rentals, is paid to the distributor. The distributor then retains a distribution fee, which is typically 30-35%, from the gross film rentals. This percentage is used to recover the costs incurred in distributing the film, which consist primarily of marketing and advertising costs and the cost of release prints for exhibition. The balance of gross film rentals, after deducting distribution fees and distribution costs recouped by the distributors, is then applied against the recoupment of any advance paid for the distribution rights plus interest and the balance is paid to the producer or other rights owner of the film.

         Home Video

         A motion picture released theatrically typically will become available for videocassette distribution within four to six months after its initial domestic theatrical release. Certain films are not initially released theatrically but may instead be released directly to home video. Given the increasing preference of retail video stores for successful theatrical releases, it has become increasingly difficult to secure the initial release of a film directly to home video, and the economic opportunity for the films where a home video release is obtained has greatly diminished.

         Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers that rent or sell videocassettes to consumers primarily for home viewing. Traditionally, films initially were made available in videocassette form at a wholesale price of approximately $50 to $75 per videocassette. The wholesalers would then resell the videocassette to video rental stores at a price of approximately $75 to $105 per videocassette. Today, although much video revenue is generated on this basis, most video revenue is being generated on a "revenue sharing" basis whereby videocassettes are sold at a very reduced price to video rental stores, and a percentage of the rental revenue is then shared with the owners or licensors of the films. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These sell-through arrangements are used most often with films that will appeal to a broad marketplace or to children. A few major releases with broad appeal may be initially offered by a film company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Today, most home video distribution contracts in international territories are arranged similarly to those in domestic territories although the wholesale prices may differ.

         Television

         Television rights for films initially released theatrically that have broad appeal generally are licensed:

         o first to pay-per-view for an exhibition period within six to nine months following initial domestic theatrical release;

         o then to pay television approximately 12 to 15 months after initial domestic theatrical release;

         o thereafter to basic cable broadcasters or in certain cases to network television for an exhibition period; and

         o        then to syndication or "free" television.

         Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable television subscribers to view such services as HBO/Cinemax, Showtime/The Movie Channel, Encore Media Services or others offered by their cable system operators for a monthly subscription fee. Pay-per-view and pay television are now delivered not only by cable, but also by satellite transmission, and films are usually licensed in both of these media. Films that are not initially released in the domestic theatrical market may premiere instead on pay television followed in some limited circumstances by theatrical release. Groups of motion pictures often are packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing packages may be received over a period that extends beyond the initial distribution cycle of a particular film. Motion pictures also are licensed and packaged by producers and distributors for television broadcast in international markets by government or privately owned television studios and networks. Pay television is less developed outside the United States, but is experiencing significant international growth. The prominent foreign pay television services include Canal+, Premiere, STAR TV, British Sky Broadcasting and the international operations of several U.S. cable services, including HBO, the Disney Channel, Turner Broadcasting and DirecTV.

         Non-theatrical and other rights

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

Motion Picture Distribution by the Company

         International distribution

         The Company's management has considerable expertise in international distribution. Robert B. Little, the Company's co-chairman of the board and president, has substantial experience in licensing motion pictures for distribution outside the United States and has been active in international motion picture sales since 1975. Over the past 25 years, he has developed relationships with distributors in most territories through the Company's foreign sales activities. In addition, the Company is a founding member of the American Film Marketing Association, which sponsors the American Film Market. The American Film Market, along with the Cannes Film Festival and MIFED, are the major annual international film markets that are attended by distributors worldwide. The Company participates annually with a sales office at all three major film markets, as well as three major television and two major video markets. The Company also attends many film festivals throughout the world including Sundance, the Toronto Film Festival and others. From time to time, the Company also may engage independent representatives to assist it in acquiring and licensing motion picture rights.

         The Company licenses distribution rights internationally in various media such as theatrical, video, pay television, free television, satellite and other rights to foreign sub-distributors on either an individual rights basis or grouped in combinations of rights. The Company licenses these rights to sub-distributors in international territories either on a picture-by-picture basis or occasionally pursuant to output arrangements. Currently, the Company's most important international territories are Australia, the Benelux countries, Canada, France, Germany, Italy, Japan, Scandinavia, Spain and the United Kingdom.

         The terms of the Company's license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single or multiple motion pictures. Most of the Company's license agreements provide that the Company will receive a minimum guarantee from the foreign sub-distributor with all or a majority of the minimum guarantee paid prior to, or upon delivery of, the film to the sub-distributor for release in the particular territory. The remainder of any unpaid minimum guarantee generally is payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recovered by the sub-distributor out of the revenues generated from exploitation of the picture in the territory. The foreign sub-distributor retains a negotiated distribution fee, generally measured as a percentage of the gross revenues generated from its distribution of the motion picture, recovers its distribution expenses and the minimum guarantee and ultimately pays the Company the remainder of any receipts in excess of the distributor's ongoing distribution fee. The Company must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee.

         The Company occasionally does not receive a minimum guarantee from the foreign sub-distributor and instead negotiates terms that usually result in an allocation of gross revenues between the sub-distributor and the Company. Typically, the terms of these types of arrangements provide for the sub-distributor to retain an ongoing distribution fee, calculated as a percentage of the sub-distributor's gross receipts in the territory, recover its expenses and pay remaining receipts in excess of the ongoing distribution fee to the Company. Alternatively, often with respect to video rights, the terms may provide for a royalty to be paid to the Company calculated as a percentage of the sub-distributor's gross receipts from exploitation of the video rights without deduction for the sub-distributor's distribution expenses.

         At times, the Company enters into output arrangements with local foreign distributors whereby the foreign sub-distributor receives the right, typically for a specified period and number of motion pictures, to distribute motion pictures that the Company has released in a particular territory and designated media. In some circumstances, the foreign sub-distributor pays the Company a minimum guarantee on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production or acquisition cost of each picture.

         Domestic distribution

         In addition to obtaining foreign distribution rights, the Company has been active in acquiring domestic distribution rights. The Company exploits its domestic distribution rights in a variety of ways. In 1993, the Company established First Look Pictures, its domestic theatrical releasing operation, and in 1999 the Company began releasing films directly on video. Not all of the films the Company licenses or distributes receive domestic theatrical release by First Look Pictures. The Company may license films initially to pay television services for premiere on pay television, including cable and satellite. The Company licenses some films to domestic television broadcasters for release initially on television. The Company also licenses to third party distributors, such as Fox Searchlight, who may release theatrically and distribute the film in other media as well. During 2000, the Company acquired domestic distribution rights to seventeen films. The Company theatrically released two of these films during 2000 and expects to release three more during 2001. The Company has licensed one film to a third party domestic distributor for theatrical and other exploitation, seven films were or are intended to be released straight to video and three films will either be released initially on television or on video.

         The Company occasionally licenses domestic video rights of a film to sub-distributors, including Blockbuster, Inc. and USA Films. In addition, the Company has created First Look Home Entertainment, which has released 15 films on video in 2000 and expects to release approximately 22 films in 2001.

         The Company licenses distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, pay-per-view services and basic cable services, including USA, Lifetime, Bravo and the Independent Film Channel. Although the Company has not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, the Company controls these rights to a significant portion of the films in the Company's library and has licensed these rights in certain films to third parties.

         In some cases, the Company will license the right to distribute a film domestically in multiple media to a major studio, a division of a major studio or an independent distributor. Although the terms of these licenses vary, the Company typically will be paid a minimum guarantee. The sub-distributor then retains a distribution fee, measured as a percentage of the gross receipts received by the sub-distributor from exploitation of the film, recovers its distribution costs and the advance paid to the Company, and ultimately pays the Company the remainder of any receipts in excess of an ongoing distribution fee.

         The Company does not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors. This has caused the Company to rely more heavily on the actual financial performance of the film being distributed. In some circumstances, whether the Company receives a minimum guarantee depends upon the media. For example, in the case of motion pictures that have not been theatrically released, the Company is increasingly entering into video distribution arrangements with sub-distributors where no minimum guarantee is paid to the Company or where the minimum guarantee paid to the Company is significantly less than those paid to the Company for similar films in the past. In addition, even if the Company does obtain minimum guarantees from its sub-distributors, the minimum guarantees do not assure the profitability of the Company's motion pictures or its operations. Additional revenues may be necessary from distribution of a motion picture to enable the Company to recover any investment in the motion picture in excess of the aggregate minimum guarantees obtained from sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by the Company and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of the Company's risk from unsuccessful films, it also may result in the Company receiving lower revenues with respect to highly successful films.

         First Look Pictures

         Some of the motion pictures for which the Company controls domestic rights are directly distributed to theaters throughout the United States through First Look Pictures. During 2000, First Look Pictures released three films and broadened the release of one film initially released in December 1999. Although some of First Look Pictures' future releases may appeal to a wide audience, many of the First Look Pictures' releases to date have been foreign language and art-house films intended to appeal primarily to sophisticated audiences.

         The Company believes that it can benefit in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from its distribution in ancillary media and foreign markets. For example, retail video stores purchase few copies of videocassettes of motion pictures that have not been theatrically released. In addition, the Company believes it is generally able to obtain more favorable distribution terms in its agreements with foreign and domestic sub-distributors in other media with respect to motion pictures that have been theatrically released in the United States. The Company also believes that, in some cases, First Look Pictures' operations enable it to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. In addition, the Company believes that its ability to release a film theatrically in the U.S. enables it to attract more recognizable talent, higher profile producers and more promising motion picture projects for both domestic and foreign distribution and that by theatrically releasing films itself in the United States, the Company can retain a significantly greater share of the revenue from domestic media in the event of a highly successful theatrical release.

         Films distributed theatrically in the United States by First Look Pictures typically have been released on a limited basis to initially less than 100 screens and in selected cities, expanding to new cities or regions based upon the performance of the film. Some films that are released in new cities as prints become available from cities where the engagement has closed, reducing the number of prints needed and the aggregate cost of the prints. The Company may release appropriate films with more mass market appeal on a wide release basis either through First Look Pictures or, more likely, by licensing the film to a domestic distributor with more significant financial and distribution resources.

         The cost to First Look Pictures to distribute a specialized motion picture or art-house film on a limited-release basis has typically ranged from approximately $100,000 to $2,000,000. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. In connection with the acquisition of domestic theatrical rights to a film, the Company occasionally commits to spend no less than a specified minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of the films.

         Generally, in addition to receiving a distribution fee, the Company is entitled to recover its print and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and, in certain instances, some cable television advertising. First Look Pictures also relies on local and national publicity, such as reviews or articles in local and national publications and appearances of a film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

         The success of a domestic theatrical release by First Look Pictures can be affected by a number of factors outside the Company's control. These factors include:

         o        audience and critical acceptance;

         o        the availability of motion picture screens;

         o        the success of competing films in release;

         o awards won by First Look Pictures' releases or that of its competition;

         o        inclement weather; and

         o        competing televised events such as sporting and news events.

         As a result of the foregoing, and depending upon audience acceptance of the films distributed through First Look Pictures, the Company expects that in some cases it may not recover all of its distribution expenses or derive any profit solely from domestic theatrical distribution revenue of First Look Pictures' releases. In addition, the Company cannot assure that total revenues from any First Look Pictures' release, including revenues derived from the film in ancillary media and international markets, will be sufficient to allow the Company to recover all of its costs or to realize a profit.

         During 2000, First Look Pictures released the following four motion pictures:


Title                       Major Creative Elements            Storyline                 Release Date
--------------------------- ---------------------------------- ------------------------- ---------------------------
A Map of the World          Producers: Kathleen Kennedy  and   A journey to discover     December 1999 for a one
                            Frank Marshall (The Sixth Sense,   the meaning of            week Oscar qualifying run
                            The Color Purple, E.T.)            friendship, the           and then re-released in
                            Director:  Scott Elliott           strength of family and    January 2000
                            Cast:  Sigourney Weaver (the       the power of forgiveness
                            Alien Series, Gorillas in The
                            Mist, Working Girl), Julianne
                            Moore (Hannibal, The End of The
                            Affair, Boogie Nights), Chloe
                            Sevigny, (Boys Don't Cry, The
                            Last Days of Disco)

The Opportunists            Executive Producer: Jonathan       An ex-con is having a     Summer 2000
                            Demme (Philadelphia, That Thing    hard time making ends
                            You Do)                            meet and an alleged
                            Director: Myles Connell            long-lost Irish cousin
                            Cast: Christopher Walken           convinces him to go
                            (The Deer Hunter, Pulp Fiction),   along on one more heist
                            Peter McDonald (Felicia's
                            Journey), Cyndi Lauper (Mrs.
                            Parker and the Vicious Circle)

Ratcatcher                  Executive Producer:  Andrea        Portrait of an            October 2000
                            Calderwood                         impoverished Glasgow
                            Director:  Lynne Ramsay, Jr.       community in the 1970s
                            Cast:  William Eadie, Tommy        through the eyes of a
                            Flanagan, Mandy Matthews           12-year old boy

Me and Isaac Newton         Executive Producer: Michael        A documentary in which    November 2000
                            Apted, Jody Patton                 seven scientists
                            Director:  Michael Apted           explain their work and
                            Cast:  Gertrude Ellon, Ashok       the roles that
                            Gadgil, Michio Kaku                creativity and
                                                               invention play in their
                                                               research

         The Company anticipates the release of the following films by First Look Pictures in the first half of 2001:

                                                                                         Anticipated
          Title                   Major Creative Elements             Storyline          Release Date
--------------------------- ---------------------------------- ------------------------- ---------------
Chopper                     Executive Producer:  Al Clark      Standover man,            April 2001
                            Director:  Andrew Dominik          underworld executioner
                            Cast:  Eric Bana                   and inventive
                                                               raconteur, Mark
                                                               `Chopper' Read is
                                                               Australia's most
                                                               infamous criminal and
                                                               best-selling author.
                                                               This is the story.

A Question of Faith         Executive Producer:  Edward R.     In the heart of           May 2001
                            Pressman                           California wine country
                            Director:  Tim Disney              lies a monastery where
                            Cast:  Martha Hackett, Bernard     centuries-old
                            Hill                               traditions of ritual,
                                                               discipline and solitude
                                                               create a timeless
                                                               serenity-until one
                                                               dazzling moment changes
                                                               everything.

Bread & Tulips              Producer:  Daniele Maggioni        Vacationing alone in      June 2001
(Pane e Tulipani)           Director:  Silvio Seldini          Venice, Italy, a woman
                            Cast:  Lucia Maglietto, Bruno      rediscovers her past
                            Ganz, Giuseppe Battiston           and the freedom of a
                                                               forgotten life.
                                                               But when her
                                                               husband hires an
                                                               inept detective
                                                               to find her,
                                                               hilarity and
                                                               poignancy ensues
                                                               in this romantic
                                                               comedy.

         The Company cannot assure that the motion pictures scheduled for release by First Look Pictures in 2001 or any motion pictures thereafter will actually be released or released in accordance with its anticipated schedule. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films.

Acquisition of Rights by the Company, Production and Financing

         The Company acquires sales and distribution rights from a wide variety of independent production companies and producers. The Company generally acquires these rights to single films, as compared to acquiring films pursuant to multi-picture acquisition agreements with independent film companies or producers. The Company commits to acquire rights to motion pictures at various stages in the completion of a film, from films completed and ready for release to developed or undeveloped film projects for which the Company may arrange financing or production services to complete. In acquiring rights, the Company generally seeks to obtain rights to commercially appealing motion pictures with substantially lower direct negative costs than motion pictures released by the major studios.

         In order to fund the acquisition costs of the films for which the Company acquires rights, the Company has primarily relied on:

         o        Company's credit facility,
         o other lenders willing to finance the Company's contractual minimum guarantee obligations to the films' producers or rights owners;
         o        working capital;
         o        pre-sales;
         o        gap financing;
         o        insurance backed financing structures; and
         o        other third party equity sources such as private investors.

         The films that the Company sells, licenses and distributes generally have direct negative costs ranging from $1,000,000 to $7,000,000. The Company may acquire rights to finance or produce motion pictures with direct negative costs and marketing costs below or substantially in excess of the average direct negative costs and marketing costs of the films that the Company has distributed. As part of the Company's overall business strategy, the Company intends to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market. The Company also will attempt to limit its exposure with respect to production and acquisition costs through gap financing and accessing equity sources such as private investors.

         The Company sometimes acquires limited distribution or sales rights and acquires worldwide rights, at times including the copyright, to the films. Generally, this depends upon whether the Company agrees to pay the producer or other rights owner a substantial minimum guarantee. As part of the Company's acquisition of theatrical, video and television distribution rights, the Company may obtain the right to exploit ancillary rights, such as music or sound track rights, merchandising rights, or rights to produce CD-ROMs or other interactive media products. Although the Company may license these rights to sub-distributors, the Company historically has not derived any significant revenues from these ancillary rights.

         The Company occasionally is appointed as the sales agent for a particular motion picture to license, on behalf of the rights owner, distribution rights in the film to various distributors for exploitation on a territory-by-territory basis. This often occurs in conjunction with gap financing or insurance backed financing arrangements. When the Company acts as a sales agent, the Company generally is entitled to a sales agency fee which typically ranges from approximately 10% to 20% of the gross revenues from resulting licenses or sales. However, this fee may be higher or lower depending upon the film. The Company generally advances limited funds toward the marketing and distribution of the film which generally range from $50,000 to $150,000. In various arrangements, a portion or all of the sales agency fee and some or all of the distribution expenses may be deferred as part of the sales agency arrangement until a specified level of revenues from sale and licensing of the particular distribution rights is achieved.

         The Company also may act in much the same manner as a distributor but, rather than licensing the distribution rights of a particular film to a third party on behalf of the rights owner, the Company licenses the distribution rights in the film from the rights owner and sub-licenses those rights to distributors in various territories. The Company then exploits the distribution rights for a given term in a given territory or territories and media. The fee structure and funds provided for marketing and distribution remain similar to that of a sales agency. Since 1998, the Company has acted in this manner, or as a sales agent, more frequently than in prior years.

         In both a sales agency arrangement and the distribution arrangement described above, the amounts payable by the Company to the rights owner depend upon the Company success in licensing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, the Company may agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, the minimum guarantees paid by the Company have ranged from approximately $100,000 to $5,000,000, although in some circumstances they may exceed these amounts. Depending upon the particular arrangement, a minimum guarantee may be payable in full at the time of delivery of the completed film or in installments following complete delivery of the film. The rights owner also may receive additional payments as a result of the Company's exploitation of the distribution rights to the film. After receiving a distribution fee and recovering the Company's distribution expenses and minimum guarantee, the Company pays the remainder of revenues in excess of an ongoing distribution fee to the rights owner.

         The Company typically receives a larger share of gross receipts from the license and distribution of motion pictures for which the Company has provided a minimum guarantee than from those that the Company does not. At times, the minimum guarantee paid by the Company may represent all or a substantial portion of the film's production costs. In those circumstances, the Company generally receives worldwide distribution rights in all media and generally will also obtain ownership of the copyright to the film, with the production company from which the Company acquired the rights receiving a production fee and generally a participation in net revenues from distribution of the motion picture. In 2000, the Company provided minimum guarantees for only one film, which represented a majority of the final production costs of the film. The Company currently intends to become more active in providing minimum guarantees.

         The Company's commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, the Company's contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank typically will insure delivery of the film to the Company by requiring the producer to purchase a completion guaranty. To enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, the Company also may have to secure the Company's purchase or acquisition commitment, which the Company generally has done by obtaining a letter of credit from the Company's lenders. In some situations, the production company or producer of a film initially may obtain funds:

         o from other distribution companies that obtain distribution rights in specified media or territories, for example, the domestic distribution rights or distribution rights in Germany or the United Kingdom;

         o by accessing foreign governmental film industry incentive programs such as programs offered in the past by the Netherlands, Isle of Man, the United Kingdom, Canada, Australia and New Zealand; or

         o by using its own resources or other resources available to it, and subsequently approaching the Company to supply the remaining funds necessary to complete or co-finance the film in exchange for the Company obtaining the remaining distribution rights to the motion picture.

         The Company has not been actively involved in co-financing arrangements. However, the Company intends to increase its participation in these arrangements. When the Company participates in co-financing arrangements, the Company will commit to fund a portion of a particular film's production costs in combination with other equity providers. The Company also intends to further develop relationships with major studios and expand the Company's executive producing role in connection with motion pictures produced and distributed by other companies.

         In June 2000, the Company entered into a "first look" agreement with The Little Film Company, Inc. and Ellen Dinerman Little, the Company's former co-chairman, co-chief executive officer and president. The agreement provides for a three-year term ending in June 2003. Under this agreement, the Company will have an exclusive "first look" on any project that The Little Film Company owns or controls or which it has the right to submit to the Company or any project that it has the right to acquire or may wish to acquire for development or production. The agreement also provides for the Company to pay The Little Film Company annual overhead for office space and related expenses, an annual fee and a discretionary revolving development fund. The Company also will compensate The Little Film Company on a project-by-project basis.

         In connection with the purchase of certain of the Company's securities by Rosemary Street Productions, LLC in June 2000, Rosemary Street assigned to the Company a first look agreement with Grandview Pictures LLC and Jon Kilik. The agreement provides for a three-year term ending in May 2002, which the Company may renew for an additional two-year term. Under the agreement, the Company will have an exclusive "first look" on any project that Grandview Pictures wants to produce and which it owns or controls or which it has the right to submit to the Company under the agreement or which it has the right to acquire or may wish to acquire for development and/or production, or has been authorized by third parties to submit to the Company for development and/or production, as a feature length theatrical motion picture or television production. The agreement also provides for the Company to pay to Grandview Pictures annual overhead for its New York office, including an annual salary for Jon Kilik and fees for Kilik's production services based on the cash budget of the applicable pictures. The Company also will compensate Grandview Pictures for each theatrical or television motion picture produced by Kilik.

         The Company did not produce any of the films that it distributed in 2000. The Company currently plans to produce at least one motion picture in 2001 entitled Skins, which is the first film to be produced under the Company's first look agreement with Grandview Pictures. When the Company has produced a film, the Company's production subsidiaries typically have obtained production financing by obtaining production loans using the Company's minimum guarantee commitment as collateral, at times secured by a letter of credit issued under the Company's credit facilities. The Company attempts to minimize the risks associated with any development and production activities that it conducts in a variety of ways. The Company does not maintain a substantial staff of creative or technical personnel. The Company also does not own or operate sound stage and related production facilities and, accordingly, does not have the fixed payroll, general and administrative and other expenses resulting from such ownership. In addition, in those circumstances where the Company produces a film, it generally attempts to acquire fully developed projects ready for pre-production with, when feasible, completed scripts, directors and cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of the Company's acquisition of rights in a project, a producer is not formally or informally committed to a project, the Company may also engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

         The following chart provides information regarding completed motion pictures first made available to the Company for distribution during 2000 other than those films described under "- Motion Picture Distribution by the Company-First Look Pictures." The chart includes acquisitions of rights from unaffiliated production companies or other rights owners, as well as from production companies that the Company owns or controls.

Motion Picture Title           Genre            Territories Acquired                  Selected Cast
--------------------           -----            --------------------                  -------------
Before Night Falls             Drama             Universe excluding the United        Javier Bardem (Academy Award(R)nominee for
                                                 States and Canada                    Best Actor), Andrea di Stefano, Olivier
                                                                                      Martinez, Johnny Depp (Platoon, Chocolat,
                                                                                      Ed Wood), Sean Penn (Sweet and Lowdown,
                                                                                      Dead Man Walking, Carlito's Way), Michael
                                                                                      Wincott (Alien: Resurrection, The Crow,
                                                                                      Robin Hood: Prince of Thieves)





Motion Picture Title           Genre           Territories Acquired                  Selected Cast
--------------------           -----           --------------------                  -------------
Chasing Beauties               Comedy           Universe excluding the United        Hill Harper (He Got Game, Get on the Bus,
                                                States                               Beloved), Heather Gottlieb, Nicole Ari
                                                                                     Parker (The End of Violence, Hairspray,
                                                                                     Boogie Nights)

Dead Babies                    Comedy           Universe excluding the United        Paul Bettany (Land Girls, Suicide Club,
                                                Kingdom and Scandinavia              Bent), Olivia Williams (The Sixth Sense,
                                                                                     Rushmore, The Postman), Charlie Condou

Ed Gein                        Thriller         Universe                             Steve Railsback (Disturbing Behavior, Barb
                                                                                     Wire), Carrie Snodgress

Envy                           Thriller         Universe excluding Canada and the    Linda Cropper, Anna Lise Phillips, Wade
                                                United States                        Osborne, Jeff Truman

Falling Through                Thriller         United States                        Peter Weller (Robocop, Mighty Aphrodite),
                                                                                     Roy Scheider (All That Jazz, The French
                                                                                     Connection, Jaws)

Following                      Thriller         Universe excluding Canada and the    Jeremy Theobald, Alex Haw, Lucy Russell,
                                                United States                        John Nolan

Full Disclosure                Thriller         Universe                             Fred Ward (Road Trip, Short Cuts, Bob
                                                                                     Roberts, Thunderheart), Christopher Plummer
                                                                                     (The Insider, Twelve Monkeys),Penelope Ann
                                                                                     Miller (Carlito's Way, Chaplin,
                                                                                     Awakenings), Rachel Ticotin (Con Air, Don
                                                                                     Juan DeMarco), Virgina Madsen (The
                                                                                     Haunting, The Rainmaker, Ghosts of the
                                                                                     Mississippi)

Graduation Week                Comedy           Universe                             Nicholle Tom (The Nanny, Beethoven),
                                                                                     Albanna Ubach (All of It, Clockwatchers,
                                                                                     johns), John Livingston (The Net, Mr.
                                                                                     Wrong, EdTV), Irene Ng, Jack Noseworthy
                                                                                     (Cecil B. Demented, U-571, Unconditional
                                                                                     Love), Devon Odessa (My So Called Life),
                                                                                     Sean Patrick Thomas (Can't Hardly Wait,
                                                                                     Cruel Intentions)

Greenfingers                   Comedy           Universe                             Clive Owen (Croupier), Helen Mirren
                                                                                     (Teaching Mrs. Tingle, The Pledge, Mosquito
                                                                                     Coast), David Kelly (Waking Ned Devine),
                                                                                     Natasha Little, Warren Clarke



Motion Picture Title           Genre              Territories Acquired                  Selected Cast
--------------------           -----              --------------------                  -------------
Here's to Life                 Comedy              Universe excluding the United        Eric McCormack (Will and Grace), James
                                                   Kingdom, Canada and the United       Whitmore (Shawshank Redemption, Nuts,
                                                   States                               Planet of the Apes), Kim Hunter, Ossie
                                                                                        Davis (Dr. Doolittle, Get on the Bus, I'm
                                                                                        Not Rappaport)

Housebound                     Thriller            Universe                             Peter Sarsgaard (Boys Don't Cry,
                                                                                        Unconditional Love, Desert Blue), Kathatina
                                                                                        Wressnig, Angeline Ball, Geoffrey Lower

Life Before This               Drama/Thriller      United States                        Stephen Rea (The End of the Affair, The
                                                                                        Crying Game, Crime of the Century),
                                                                                        Catherine O'Hara (Nightmare Before
                                                                                        Christmas, Home Alone Series, Beetlejuice),
                                                                                        Joe Pantoliano (The Matrix, Memento, The
                                                                                        Fugitive), Sarah Polley (The Sweet
                                                                                        Hereafter, Go)

Proximity                      Thriller/Action     Universe excluding Germany and the   Rob Lowe (The West Wing, St. Elmo's Fire),
                                                   United States                        James Coburn (Affliction, The Nutty
                                                                                        Professor, The Player)

Relative Values                Romantic Comedy     Universe                             Julie Andrews (The Sound of Music, Mary
                                                                                        Poppins), William Baldwin (Primary Suspect,
                                                                                        Virus, Bulworth, Flatliners), Jeanne
                                                                                        Tripplehorn (The Firm, Basic Instinct,
                                                                                        Timecode), Colin Firth (Shakespeare in
                                                                                        Love, The English Patient), Stephen Fry

Something More                 Drama               United States                        Michael Goorjian (Party of Five, Chaplin,
                                                                                        David's Mother), Jennifer Beals
                                                                                        (Flashdance, Without Malice, Last Days of
                                                                                        Disco), Chandra West, David Lovgren
                                                                                        (Antitrust)

Sunstorm                       Action              Universe                             Bo Derek (10, Bolero, Tommy Boy), Stacy
                                                                                        Keach (American History X, The Sea Wolf),
                                                                                        Elena Llyons



The Company's Film Library of Distribution Rights

         The Company's film library consists of rights to a broad range of films, most of which were produced since 1980. At December 31, 2000, the Company had various distribution rights to more than 250 motion pictures, including more than 77 motion pictures in which the Company owns an interest in the copyright and approximately 74 motion pictures for which the Company acts as sales agent on behalf of the producer or other rights owner in the film. The Company's distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media for exhibition worldwide or in specified territories.

         In addition to exploitation of distribution rights to motion pictures in the Company's library in the major media, the Company is able to exploit various ancillary rights in the films under certain situations. The Company has arranged for the music in several motion pictures that it has distributed to be released as soundtrack recordings, including Waking Ned Devine, A Merry War, Mrs. Dalloway, The Secret of Roan Inish, Party Girl, The Big Squeeze and Infinity. Although exploitation of these soundtracks and other ancillary rights have not generated significant revenues for the Company to date, the Company's ownership or control of ancillary rights to motion pictures in the Company's library, including interactive rights, remake rights and merchandising rights, may provide future sources of additional revenues.

         Additionally, the Company has granted to Yahoo! Inc. the right to exploit on the Internet approximately fifty titles from the Company's film library on a revenue sharing basis.

Major Customers

         In 1998, Fox Searchlight accounted for $5,000,000 or 19.5% of the Company's revenues. In 1999, Buena Vista accounted for $3,500,000 or 10.4% of the Company's revenues. During the year ended December 31, 2000, USA Network accounted for $3,014,000 or 13.3% of the Company's total revenues.

Employees

         As of April 12, 2001, the Company employed 47 full-time employees and 3 part-time employees. Some of the Company's subsidiaries are or may become subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. The Company may assume a production company's obligation to pay residuals to these various entertainment guilds and unions. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on the Company's business, operations and results of operations. These organizations all have engaged in strikes and similar activities. The Company believes that its current relationship with its employees is satisfactory.

Competition

         Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media that create alternative forms of leisure entertainment. The Company competes with major film studios including:

        o        The Walt Disney Company;
        o        Paramount Pictures Corporation;
        o        Universal Pictures;
        o        Sony Pictures Entertainment;
        o        Twentieth Century Fox;
        o        Warner Brothers Inc.; and
        o MGM/UA and their affiliates, including previously independent companies such as Miramax and New Line Cinema which are dominant in the motion picture industry.

         The Company also competes with numerous independent and foreign motion picture production and distribution companies. Many of the organizations with which the Company competes have significantly greater financial and other resources than the Company. For instance, German-based and multinational production and distribution companies recently have been successful in raising significant capital in equity financings in Germany. The Company's ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and the Company's ability to identify and acquire distribution rights to, and successfully license and distribute, motion pictures with commercial potential. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures.

         Films that the Company distributes or finances also compete for audience acceptance and exhibition outlets with motion pictures that other companies distribute and produce. As a result, the success of any of the films that the Company distributes or finances is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. With respect to the Company's domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States typically are committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some movie theaters specialize in the exhibition of independent, specialized motion pictures and art-house films, there is intense competition for screen availability for these films as well. Given the substantial number of motion pictures released theatrically in the United States each year, competition for exhibition outlets and audiences is intense. In addition, there also have been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to new media, these developments also have resulted in increased popularity and availability of alternative and competing forms of leisure time entertainment including pay/cable television programming and home entertainment equipment such as videocassettes, interactive games and computer/Internet use.

Regulation

         In 1994, the United States was unable to reach an agreement with its major international trading partners to include audio-visual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty. The failure to include audio-visual works under the treaty allows many countries to continue enforcing quotas that restrict the amount of United States-produced television programming which may be aired on television in those countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time, exclusive of news, sports, game shows and advertising, for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. The Company cannot assure that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the Company's business by limiting the Company's ability to fully exploit its rights in motion pictures internationally and, consequently, to assist or participate in the financing of these motion pictures.

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Company is aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures which may include motion pictures distributed by us. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

         Motion picture piracy is also an international problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia including Korea, China and Taiwan, the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the Motion Picture Association, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of United States produced motion pictures. The Company cannot assure that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, these actions could impact the amount of revenue that the Company realizes from the international exploitation of motion pictures depending upon the countries subject to and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry as a whole, and the Company's business in particular, may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

         The Code and Ratings Administration of the Motion Picture Association assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company sometimes, although not always, submits the Company's motion pictures for these ratings. In certain circumstances, motion pictures that the Company did not submit for rating might have received restrictive ratings, including, in some circumstances, the most restrictive rating which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures, or motion pictures receiving the most restrictive rating, may not be exhibited in certain movie theaters or in certain locales, thereby potentially reducing the total revenues generated by these films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies implemented a system to rate television programs. This television rating system has not had a material adverse effect on the motion pictures distributed by the Company. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. The Company cannot assure that current and future restrictions on the content of motion pictures may not limit or adversely affect the Company's ability to exploit certain motion pictures in particular territories and media.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 8800 Sunset Boulevard, Third Floor, Los Angeles, California and consist of approximately 10,000 square feet of office space. The Company's lease payments are approximately $20,000 per month. The lease expires on September 30, 2002. Under the terms of the lease, the Company became responsible in October 1999 for a percentage of operating costs above a base year calculation.

         In May 2001, the Company entered into a sublease for 4,000 square feet of office and production space located at 2932 Nebraska Avenue, Santa Monica, California for its television commercial production operations. The term of the sublease is through March 31, 2003 and provides for an annual rent of $108,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since January 11, 2001, the Company's common stock and warrants have been quoted on the OTC Bulletin Board under the symbols "FRST" and "FRSTW," respectively. Prior to that date, the Company's common stock and warrants were quoted on the OTC Bulletin Board under the symbols "OSFG" and "OSFGW," respectively. The following table sets forth the high and low closing bid quotations for the periods indicated. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

                               Common Stock                     Warrants
                            -------------------         ---------------------
   1999                     High($)       Low($)        High($)        Low($)
                            ----          ---           ----           ---
   First quarter.......      3-1/8        2-1/16          1/2           1/4
   Second quarter......     2-15/16       2-11/16         1/4           3/16
   Third quarter.......      3-3/8         2-1/4          9/16          1/8
   Fourth quarter......      2-3/4         2-1/4          5/16          1/8


   2000
   First quarter.......      2-7/8         2-1/4          1/4           1/8
   Second quarter .....      2-1/2           2            1/8           1/16
   Third quarter.......      2-1/8         1-3/4          1/8           1/16
   Fourth quarter......      1-7/8         1-1/2          1/8           1/8

         As of April 12, 2001, there were approximately 28 holders of record of the Company's common stock and there were 9,803,906 shares of common stock issued and outstanding. As of April 12, 2001, there were approximately 10 holders of record of the Company's warrants and there were 4,500,000 warrants issued and outstanding.

         On April 12, 2001 the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board was $0.51. On April 12, 2001, the last reported sale price of the Company's warrants was $.03.

Dividends

         The Company has not paid cash dividends on its common stock and the Company presently intends to retain future earnings to finance the expansion and development of its business and not pay dividends on its common stock. Any determination to pay cash dividends in the future would be at the discretion of the board of directors and would be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the board of directors. In addition, certain covenants in the Company's credit facility with The Chase Manhattan Bank substantially restrict payment of cash dividends.

Recent Sales of Unregistered Securities

         During the three months ended December 31, 2000, the Company made the following sales of unregistered securities:

                                                       Consideration
                                                        Received and
                                                       Description of
                                                   Underwriting or Other                             If Option, Warrant, or
                                                    Discounts to Market                              Convertible Security,
                                                     Price Afforded to         Exemption from         Terms of Exercise or
Date of Sale  Title of Security     Number Sold         Purchasers         Registration Claimed           Conversion
------------ --------------------- --------------- ----------------------- ------------------------ -------------------------
  11/15/00   Options to purchase      10,000       Options granted under            4(2)              Exercisable one year
                 common stock                       the 1996 Basic Stock                             from grant date at an
                                                       Option Plan to                               exercise price of $1.75
                                                    certain non-employee                                   per share.
                                                    directors - no other
                                                       consideration
                                                    received by Company
                                                       until exercise
------------ --------------------- --------------- ----------------------- ------------------------ -------------------------

  12/4/00    Options to purchase      50,000       Options granted under            4(2)               20,000 shares are
                 common stock                       the 2000 Performance                            immediately exercisable
                                                       Equity Plan to                                  and 30,000 shares
                                                    employee - no other                              become exercisable on
                                                       consideration                                11/30/02 at an exercise
                                                    received by Company                                price of $1.50 per
                                                       until exercise                                        share.
------------ --------------------- --------------- ----------------------- ------------------------ -------------------------


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2000 are derived from the Company's consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report. "Statement of Operations Data" presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expenses, foreign exchange effects and other non-operating items.

                                                            1996         1997            1998            1999         2000
                                                        ------------------------------------------------------------------------
                                                                     (amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $28,678       $22,494          $25,585       $33,784      $22,625

Film costs                                                  23,058        19,152           21,015        30,888       16,850

Distribution and marketing costs                                 -             -                -             -        4,774

Selling, general and administrative                          3,596         3,509            2,960         2,983        6,473

Income (loss) from operations                                2,024         (168)            1,610          (87)      (5,472)

Income (loss) before income taxes and cumulative
    effect of accounting changes                             1,665         (837)              112       (1,989)      (6,230)

Income tax provision (benefit)                               3,131         (293)               53         (736)          137

Income (loss) before cumulative effect of
    accounting changes                                     (1,466)         (544)               59       (1,253)      (6,367)

Cumulative effect of accounting changes                          -             -                -             -     (14,123)

Net income (loss)                                          (1,466)         (544)               59       (1,253)     (20,490)

Basic and diluted net income (loss) per share
    before cumulative effect of accounting changes          (0.41)        (0.09)             0.01        (0.21)       (0.78)

Cumulative effect                                                -             -                -             -       (1.74)

Net income (loss) per share after cumulative effect         (0.41)        (0.09)             0.01        (0.21)       (2.52)

Weighted average number of common shares
    outstanding (000's)                                      3,611         5,748            5,732         5,990        8,131


                                                                                   AS OF DECEMBER 31,
                                                                                   ------------------
                                                      1996            1997            1998            1999           2000
                                                 -------------------------------------------------------------------------------
                                                                             (amounts in thousands)
BALANCE SHEET DATA:
Film costs, net of accumulated amortization               28,358          29,741          29,003          28,364         13,393

Total assets                                              40,804          46,560          50,209          62,647         42,280

Total long-term liabilities                               16,607          23,142          22,013          19,764          6,500

Total liabilities                                         28,612          34,999          38,588          49,348         32,375

Total shareholders' equity                                12,192          11,561          11,621          13,299          9,905
-------------------

(1) From January 1, 1989 to October 31, 1996, Overseas Private operated as an S corporation under Subchapter S of the Internal Revenue Code. During the year ended December 31, 1996, the Company recorded a one-time, non-recurring deferred federal income tax charge of $2,600,000 relating to the termination of Overseas Private's S corporation status which occurred on the date of the merger, October 31, 1996.

(2) During the year ended December 31, 2000, the Company recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 after taxes).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The operations of Overseas Private were established in February 1980. The Company was formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. The Company acquired Overseas Private through a merger in October 1996 and the Company was the surviving corporation in the merger. Immediately following the merger, the Company changed its name to "Overseas Filmgroup, Inc." and succeeded to the operations of Overseas Private. In January 2001, the Company changed its name to "First Look Media, Inc." in order to reflect the broadening of its operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States and television commercial production and Internet content development.

         Today, the Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. The Company directly distributes certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment."

Relevant accounting provisions

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position

00-2 ("SOP 00-2"), which replaces SFAS No. 53. SOP 00-2 was adopted for the Company's fiscal year beginning January 1, 2000. SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new standard, all exploitation costs such as advertising and marketing costs for theatrical and television products will be expensed as incurred, whereas under the previous standards, these costs were capitalized and amortized over the products' lifetime revenues. In addition, the new standard requires that development costs for abandoned projects be charged directly to expense rather than being included in production overhead and reestablished as film costs. The Company elected early adoption of SOP 00-2 and, as a result, in the fiscal quarter ended June 30, 2000, a cumulative charge for the change in accounting principle of $15,582,000 ($14,123,000 net of income taxes) has been reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2000. Under SOP 00-2, the Company recorded additional operating expense of $888,000 for the year ended December 31, 2000.

         The Company amended filings on Form 10-Q for the quarterly periods ended June 30, 2000 and September 30, 2000 for transactions related to the forgiveness of amounts due to related parties under the terms of the Securities Purchase Agreement dated as of May 3, 2000, between the Company and Rosemary Street Productions, LLC ("Rosemary Street") in order to account for these transactions in compliance with the provisions of Accounting Principals Board Opinion 26 and SEC Staff Accounting Bulletin Topic 5-T. The $559,000 and $125,000 for accrued interest and salaries, respectively, forgiven by the principal stockholders of the Company in June 2000 were originally recognized as other income and as a reduction of selling, general and administrative expense. In the revised financial statements, these amounts were accounted for as a capital contribution.

Results of operations

Year ended December 31, 2000 compared to year ended December 31, 1999

         Revenues decreased by $11,159,000 (33.0%) to $22,625,000 for the year ended December 31, 2000 compared to $33,784,000 for the year ended December 31, 1999. The decrease in revenues was primarily due to lower revenues from the highest grossing films released in 2000 compared to 1999. For example, the six highest income-producing films released during the year ended December 31, 2000 generated approximately $9,410,000 in revenue compared to approximately $21,180,000 in revenue generated by the six highest income-producing films released during the year ended December 31, 1999.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs were expensed as incurred during the year ended December 31, 2000. For the year ended December 31, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs, distribution and marketing costs as a percentage of revenues increased to 95.6% for the year ended December 31, 2000, compared to 91.4% for the year ended December 31, 1999. The increase was in part due to application of the new accounting standards, and to generally lower distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue during the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $3,490,000 (117.0%) to $6,473,000 for the year ended December 31, 2000, compared to $2,983,000 for the year ended December 31, 1999. The largest increases were in the areas of bad debt expense ($1,617,000) and salary and payroll tax expense ($789,000). Bad debt expense increased as a function of management's decision to write off certain accounts deemed uncollectible. Salary expense increased due to the Company's expansion of existing and new operational areas, including expansion related to the equity investment by Rosemary Street, expansion of the Company's video and DVD operations, creation of a television commercial production operation and increased staffing of the First Look Pictures theatrical releasing operation. Additionally, the Company capitalizes some of its overhead costs incurred in connection with its production activities related to a motion picture by adding the costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses was partially the result of fewer expenses being capitalized ($673,000 in 2000 compared to $1,100,000 in 1999), due to the Company's reduced involvement in production related activities. Other increases included:

        o        accounting expenses of $21,000;
        o        charitable contributions of $10,000;
        o        consulting fees of $97,000;
        o        insurance premiums of $132,000;
        o        legal fees of $222,000;
        o        office and computer supplies of $21,000;
        o        officers' fringe and employee benefits of $76,000;
        o        publicity expenses of $23,000;
        o        repairs expenses of $19,000;
        o        business and franchise taxes of $17,000;
        o        telephone expenses of $33,000; and
        o        travel and entertainment expenses of $61,000.

         These increases were partially offset by decreases in contract labor of $44,000 and miscellaneous expenses related to being a public company of $23,000.

         Net other expense decreased by $1,144,000 (60.1%) to $758,000 for the year ended December 31, 2000, compared to $1,902,000 for the year ended December 31, 1999. The decrease in net other expense was primarily due to the gain reported on the Company's sale of shares of common stock of Yahoo!, Inc. of $625,000, decreased interest expense of $448,000, an increase in interest income of $20,000, and an increase in other miscellaneous revenues of $51,000.

         As a result of the above, the Company had a loss before income taxes and cumulative effect of accounting changes of $6,230,000 for the year ended December 31, 2000, compared to a loss before income tax benefit and cumulative effect of accounting changes of $1,989,000 for the year ended December 31, 1999.

         The Company recorded a one-time charge for the cumulative effect of accounting changes of $14,123,000, net of income tax benefit of $1,459,000 for the year ended December 31, 2000.

         As a result of the above, the Company had a net loss of $20,490,000 for the year ended December 31, 2000 (reflecting foreign withholding taxes of $131,000, and state taxes of $6,000), compared to net loss of $1,253,000 for the year ended December 31, 1999 (reflecting an effective income tax benefit of $736,000).


Year ended December 31, 1999 compared to year ended December 31, 1998

         Revenues increased by $8,199,000 (32.0%) to $33,784,000 for the year ended December 31, 1999, compared to $25,585,000 for the year ended December 31, 1998. The increase in revenues was due in part to more films generating in excess of $1,000,000 each in revenue in 1999 as compared to 1998. The Company licensed rights to eight motion pictures that each generated over $1,000,000 in revenue during 1999 and which in the aggregate generated approximately $23,947,000 in revenue, compared to only six films that each generated over $1,000,000 in revenue during 1998 and which in the aggregate generated approximately $16,472,000 in revenue.

         Film costs as a percentage of revenues increased to 91.4% for the year ended December 31, 1999, compared to 82.1% for the year ended December 31, 1998. The increase was primarily due to lower gross margins on the titles released in the year ended December 31, 1999 as compared to the year ended December 31, 1998, and a write-off of development costs of approximately $1,100,000 relating to three films which, although the Company continues to actively attempt to arrange for their production, have not been set for production within the three-year guideline provided in SFAS 53.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $23,000 (0.8%) to $2,983,000 for the year ended December 31, 1999, compared to $2,960,000 for the year ended December 31, 1998. The Company capitalizes some of its overhead costs incurred in connection with its acquisition of rights to a motion picture by adding the costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses, net of amounts capitalized to film costs, was partially the result of fewer expenses being capitalized. The Company capitalized expenses of $1,229,000 for the year ended December 31, 1998, compared to $1,089,000 for the year ended December 31, 1999. Other increases included:

        o        accounting expenses of $22,000;
        o        bad debt expenses of $129,000;
        o        consulting fees of $63,000;
        o        contract labor of $28,000; and
        o        legal fees of $29,000.

         These increases were partially offset by decreases in selling, general and administrative expenses from the prior year, including decreases in:

        o        equipment leases of $15,000;
        o        directors and officers insurance premiums of $19,000;
        o        the officer life insurance premiums of $27,000;
        o        employee benefits of $77,000;
        o        expenses related to being a publicly traded company of $20,000;
        o        publicity expenses of $47,000;
        o        reader and research expenses of $25,000;
        o        compensation costs of $102,000; and
        o        telephone and fax costs of $42,000.

         Other expense increased by $404,000 (26.9%) to $1,902,000 for the year ended December 31, 1999, compared to $1,498,000 for the year ended December 31, 1998. This increase was primarily due to decreased capitalized interest costs of $136,000 for the year ended December 31, 1999, compared to $650,000 for the year ended December 31, 1998. Interest costs and fees, before capitalization, decreased by $139,000 to $2,155,000 for the year ended December 31, 1999, compared to $2,294,000 for the year ended December 31, 1998, primarily as the result of lower outstanding balances on various notes and loans payable to banks and to two of the Company's principal stockholders, Robert B. Little and Ellen Dinerman Little (together, the "Littles").

         As a result of the above, the Company had a loss before income tax benefit of $1,989,000 for the year ended December 31, 1999, compared to an income before income taxes of $112,000 for the year ended December 31, 1998.

         The Company recorded an income tax benefit of $736,000 for the year ended December 31, 1999, reflecting a 37.0% effective tax rate, compared to a tax provision of $53,000 for the year ended December 31, 1998.

         As a result of the above, the Company had a net loss of $1,253,000 for the year ended December 31, 1999, compared to net income of $59,000 for the year ended December 31, 1998.

Liquidity and Capital Resources

         The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations has been cash flow from operations, bank borrowings and equity financings.

June 2000 Private Placement

         In June 2000, the Company consummated a private placement with Rosemary Street Productions, LLC ("Rosemary Street"), in which the Company sold to Rosemary Street for an aggregate cash purchase price of $17,000,000:

          o         5,097,413 shares of common stock;

          o 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis; and

          o five-year warrants to purchase up to 2,313,810 shares of common stock at an exercise price of $3.40 per share.

As of December 31, 2000, Rosemary Street owned approximately 53.5% of the Company's voting securities.

Chase Facility

         Concurrently with the consummation of the June 2000 private placement with Rosemary Street, the Company entered into a $40 million credit facility (of which $33 million has been committed) with Chase and other commercial banks and financial institutions. A portion of the proceeds from this new credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds will be available to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights and for working capital and general corporate purposes, including the Company's expansion into television commercial production.

         Under the Chase facility, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon the Company's request.

         The amounts drawn down under the Chase facility bear interest, as the Company may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, the Company pays a commitment fee on the daily average unused portion of the Chase facility at an annual rate of 0.5%. Upon entering the Chase facility, the Company was required to pay a one-time fee of approximately $848,000. The Chase facility also restricts the creation or incurrence of indebtedness of additional securities. The Chase facility is collateralized by all tangible and intangible assets and future revenues of the Company.

         In May 2001, the Company entered into an amendment to the Chase facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to:

         o permit the Company to obtain financing for one film from another lender;
         o increase the Company's overhead allowance from $5 million to $7.25 million; and
         o reduce the minimum level of Consolidated Net Worth (as defined in the credit agreement) that the Company is required to maintain from $28 million to $22 million.

As of December 31, 2000, the Company was not in compliance with the overhead and net worth covenants of the credit agreement as in effect prior to the amendment. Such non-compliance has been waived by the requisite lenders under the credit agreement.

Other Loans

         In addition to the amounts outstanding under the Chase facility, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2001.

Note and Debt Contributions

         Concurrently with the June 2000 private placement with Rosemary Street, the Company entered into a note and debt contribution agreement with the Littles. Pursuant to the agreement, the Littles forgave:

          o $1,339,037 of aggregate outstanding principal amount and $480,709 of accrued but unpaid interest on a note issued by the Company to the Littles as part of the consideration given relating to the merger of the Company with Overseas Private in October 1996;

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

The Littles also contributed $130,000 in cash and 1,588,812 of their shares of the Company's common stock to the Company's capital and the Company paid the Littles $1,430,000 calculated as:

          o $135,476 for various reimbursable expenses as provided in their employment agreements with the Company;

          o $130,000 of the remaining principal balance on the note issued in connection with the Company's merger with Overseas Private;

          o $400,000 representing the aggregate principal amount owed by the Company to the Littles under the P&A Loans;

          o         $564,524 of accrued salaries; and

          o $200,000 representing the amount owed by the Company to the Littles under a tax reimbursement agreement between the Company and the Littles entered into in connection with the Company's merger with Overseas Private.

Yahoo! Stock Sale

         As of December 31, 2000, the Company had sold all 17,454 shares of common stock of Yahoo!, Inc. that the Company received in July 1999 as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by Yahoo!. On July 19, 2000, the Company sold 8,727 shares of Yahoo! common stock for approximately $1,164,000 and on September 26, 2000, the Company sold the remaining 8,727 shares of Yahoo! common stock for approximately $892,000.

Resources

         At December 31, 2000, the Company had cash and cash equivalents of $832,000, compared to cash and cash equivalents of $270,000 as of December 31, 1999. As of December 31, 2000, there was no restricted cash and the balance as of December 31, 1999 was $88,000. Additionally, as of December 31, 2000, the Company had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $86,500.

         The Company believes that its existing capital, funds from the Chase facility, funds from its operations and other available sources of capital will be sufficient to fund its operations for at least the next twelve months.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                        Expected Maturity Date
                                        ----------------------
                                            (in thousands)
                              2001     2002    2003   2004    2005  Thereafter
                              ----     ----    ----   ----    ----  ----------
      Liabilities

Variable Rate:
  Chase Credit Facility                                     $6,500
     Average Interest Rate     8.0%    8.0%    8.0%  8.0%     8.0%
  Subordinated Note Payable  $ 616
     Average Interest Rate    10.0%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent accountants, consolidated financial statements and notes to the Company's consolidated financial statements appear in a separate section of this report (beginning on page F-1) following Part IV.

The following table sets forth selected unaudited quarterly data for each of the years in the two years ended December 31, 2000:

                                                                      2000
                                              (amounts in thousands except for per share data)
                                      ----------------------------------------------------------------------
                                          March 31,      June 30,        September 30,      December 31,
                                      ----------------------------------------------------------------------
Revenues                                     6,049            4,411               4,767             7,398

Income (loss) from operations                  (20)            (831)               (596)           (4,025)

Loss before cumulative effect of
  accounting changes                          (558)          (1,351)               (165)           (4,294)

Cumulative effect of accounting
  changes                                  (14,123)               -                   -                 -

Net loss                                   (14,681)          (1,350)               (165)           (4,294)

Basic and diluted loss per share:

Loss before cumulative effect of
  accounting changes                         (0.09)           (0.21)              (0.02)            (0.44)

Cumulative effect of accounting
  changes                                    (2.24)               -                   -                 -

Net Loss                                     (2.33)           (0.21)              (0.02)            (0.44)

                                                                      1999
                                          March 31,      June 30,        September 30,      December 31,
                                      ----------------------------------------------------------------------
Revenues                                    6,690            6,541               6,726            13,827
Income (loss) from operations                 606              409                (242)             (860)
Net income (loss)                             100              (48)               (444)             (861)

Income (loss) per share:
   Basic and diluted                         0.02            (0.01)              (0.07)            (0.14)

         The increase in loss from operations during the fourth quarter of 2000 compared to the previous three quarters was due to the expansion of the Company's operations and increases in

         o        write offs of certain projects under development,
         o marketing and distribution expenses in connection with preparation for the upcoming film festivals in 2001,
         o        bad debt write-offs and
         o legal and consulting fees relating to valuation of the Company's film library and capital investment opportunities other than Rosemary Street.

The lower net loss for the quarter ended September 30, 2000 reflected the capital gain that the Company recognized on its sale of 17,454 shares of common stock of Yahoo!, Inc. during the quarter.

         The increase in loss from operations and net loss during the fourth quarter of 1999 compared to the previous three quarters was due to increases in write offs of certain projects under development and bad debt write-offs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the current directors and executive officers of the Company:

NAME                        AGE       POSITION
----                        ---       --------

Christopher J. Cooney       40        Co-Chairman of the Board and Chief
                                      Executive Officer

Robert B. Little            55        Co-Chairman of the Board and President

William F. Lischak          43        Chief Operating Officer, Chief Financial
                                      Officer, Secretary and Director

Jeffrey Cooney              43        Executive Vice President - Creative
                                      Affairs and Director

Stephen K. Bannon           46        Director

Scot K. Vorse               40        Director

Barry R. Minsky             58        Director

Joseph Linehan              40        Director

Nicholas Bavaro             61        Director

Current Directors and Executive Officers

          Christopher J. Cooney has served as the Company's co-chairman of the board and the chief executive officer since June 2000. Since August 1999, Mr. Cooney has served as president of Rosemary Street Productions LLC, a New York-based entertainment holding company. Since 1986, Mr. Cooney has served in various positions at EUE/Screen Gems, Ltd. ("EUE/Screen Gems"), a New York-based television commercial facility and production house, including as head of production from 1986 to 1988, as vice president in charge of all facilities from 1988 to 1992, and as vice president of physical production from 1992 to 1996. In 1996, Mr. Cooney led EUE/Screen Gems in the acquisition of DeLaurentis Studios. Since 1996, Mr. Cooney has been responsible for overseeing all commercial and daytime television production for the North Carolina operations of EUE/Screen Gems. Mr. Cooney also holds an ownership interest in EUE/Screen Gems. In 1984, Mr. Cooney formed Total Picture Company to produce concert films, commercials and videos for record labels and musical instrument manufacturers. Prior to that, Mr. Cooney was employed by Independent Artists as an assistant producer of international television commercials. Mr. Cooney received his B.A. from Boston University. Christopher J. Cooney is the brother of Jeffrey Cooney, the Company's executive vice president of creative affairs, and a director of the Company.

         Robert B. Little has been president of the Company since June 2000 and co-chairman of the board since the merger with Overseas Private in October 1996. Mr. Little also served as the Company's co-chief executive officer from October 1996 to June 2000. Mr. Little co-founded Overseas Private in February 1980 and served as chairman of the board of Overseas Private from February 1987 until October 1996 and its chief executive officer from February 1990 until October 1996. Mr. Little was a founding member of the American Film Marketing Association, the organization which established the American Film Market, and served multiple terms on its board of directors. In 1993, Mr. Little served on the City of Los Angeles Entertainment Industry Task Force, a task force composed of industry leaders focused on maintaining and enhancing Los Angeles' reputation as the entertainment capital of the world. Mr. Little is also a founding member of The Archive Council, an industry support group for the University of California at Los Angeles Archive Film Preservation Program, and a member of the board of directors of the Antonio David Blanco Scholarship Fund, an endowment fund that annually benefits deserving students in the UCLA Department of Film and Television. Mr. Little was an executive producer of Titus, which was nominated for an Academy Award(R) in 1999.

         William F. Lischak has served as the Company's chief operating officer, chief financial officer, secretary and a director since October 1996. Mr. Lischak served as chief operating officer of Overseas Private from September 1990 until October 1996 and its chief financial officer from September 1988 until October 1996. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a masters degree in taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television. Mr. Lischak attended New York University's Tisch School of Arts and received a bachelor's degree in business administration from New York University's Leonard N. Stern School of Business.

          Jeffrey Cooney has served as the Company's executive vice president-creative affairs and a director since June 2000. Since August 1999, Mr. Cooney has served as creative director of Rosemary Street. Mr. Cooney also holds an ownership interest in EUE/Screen Gems. In 1990, Mr. Cooney formed Jeffrey Cooney Films and until August 1999 directed commercials for clients such as Kodak, Mitsubishi, Procter & Gamble and General Mills. Mr. Cooney received a B.A. in English from Holy Cross College. Jeffrey Cooney is the brother of Christopher J. Cooney, the Company's co-chairman of the board and chief executive officer.

          Stephen K. Bannon has been a director of the Company since its inception in December 1993. From October 1996 to June 2000, he served as vice chairman of the Company's board of directors and chairman of its executive committee. From December 1993 until October 1996, he served as the Company's chairman of the board. From June 1991 through July 1998, Mr. Bannon served as the chief executive officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. In July 1998, Bannon & Co., Inc. was acquired by SG Cowen Securities Corporation, an integrated, full service U.S. securities and investment banking firm. Mr. Bannon served as managing director and co-head of SG Cowen Securities Corporation's media and entertainment group from July 1998 until March 2000. In March 2000, Mr. Bannon founded and is currently a managing partner of Jefferies Bannon Media Partners L.L.C. As part of an investment banking assignment, from April 1994 to December 1995, Mr. Bannon served as acting chief executive officer of SBV, a division of Decisions Investment Corp., which operates the Biosphere 2 project near Oracle, Arizona. Mr. Bannon is a registered principal with the NASD. Mr. Bannon was an executive producer of Titus, which was nominated for an Academy Award(R)in 1999.

          Scot K. Vorse became a director of the Company in January 1995. From January 1995 until October 1996, he served as the Company's treasurer and secretary, and from January 1995 until November 1996, he served as the Company's vice president. From June 1991 through July 1998, Mr. Vorse served as an executive vice president and the chief financial officer of Bannon & Co., Inc. After the acquisition of Bannon & Co., Inc. by SG Cowen Securities Corporation in July 1998, Mr. Vorse served as managing director and co-head of SG Cowen Securities Corporation's media and entertainment group until March 2000. Since March 2000, Mr. Vorse has been managing his personal investments.

          Barry R. Minsky has served as a director of the Company since June 2000. Since 1977, Mr. Minsky has served as president of Wharton Capital Corporation and since 1996 as chief executive officer of Wharton Capital Partners, Ltd., a New York-based investment banking firm which, along with its partners, facilitates financing for public companies and institutional clients. Mr. Minsky has assisted public and private corporations in merger and acquisition activities, sourcing financing and developing financial strategies. Mr. Minsky also has experience in music publishing, film libraries, motion picture production and distribution. Mr. Minsky received a B.S. in economics and graduated on the dean's list from the Wharton School, University of Pennsylvania.

          Joseph Linehan has served as a director of the Company since June 2000. Mr. Linehan has been employed in various capacities with The Union Labor Life Insurance Co. since 1984. Since December 1999, Mr. Linehan has served as vice president-private capital and vice president-securities. From May 1998 to December 1999, Mr. Linehan served as second vice president-investments and from February 1993 to May 1998, Mr. Linehan served as assistant vice president-investments. Mr. Linehan received a B.A. and M.B.A. from the University of Maryland.

         Nicholas Bavaro has served as a director of the Company since June 2000. Mr. Bavaro has served as vice president and chief financial officer of EUE/Screen Gems since 1983, when Columbia Pictures International ("Columbia") sold its Screen Gems division. From 1961 to 1983, Mr. Bavaro served in various positions at Columbia, including as an employee in the financial department from 1961 to 1967, as comptroller of the Screen Gems division from 1967 to 1973 and as vice president and chief financial officer of that division from 1974 to 1983.

Board Of Directors

         The board of directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, consisting of William F. Lischak, Joseph Linehan and Barry R. Minsky, will expire at the annual meeting of stockholders in 2002. The term of the second class of directors, consisting of Robert B. Little, Stephen K. Bannon and Christopher J. Cooney, will expire at the annual meeting of stockholders in 2003. The term of the third class of directors, consisting of Scot K. Vorse, Nicholas Bavaro and Jeffrey Cooney, will expire at the annual meeting of stockholders in 2001. In each case, each director serves from the date of his election until the end of his term and until his successor is elected and qualifies. See "Voting Agreement" below for a description of certain arrangements regarding the election of directors.

Committees

          Executive Committee. Christopher J. Cooney, Robert B. Little, William
F. Lischak and Stephen K. Bannon currently serve on the executive committee, with Mr. Cooney serving as chairman of such committee. During intervals between the meetings of the board of directors, the executive committee exercises all powers of the board of directors (except those powers specifically reserved by Delaware law or the Company's Bylaws to the full board of directors) in the management and direction of the business and conduct of the Company's affairs in all cases in which specific directions have not been given by the board.

          Compensation Committee. William F. Lischak, Joseph Linehan and Stephen
K. Bannon currently serve on the compensation committee, with Mr. Lischak serving as chairman of such committee. The compensation committee administers the Company's stock option plans to the extent contemplated thereby and reviews, approves, and makes recommendations with respect to compensation of officers, consultants and key employees. See "Executive Compensation-Stock Option Plans."

         Audit Committee. The audit committee currently consists of Stephen K. Bannon, Scot K. Vorse and Nicholas Bavaro, with Mr. Bavaro serving as chairman of such committee. The functions of the Audit Committee are: to review and approve the selection of, and all services performed by, the Company's independent auditors; to meet and consult with and to receive reports from, the Company's independent auditors and the Company's financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls.

Voting Agreement

          In June 2000, the Company, Rosemary Street, the Littles, MRCo., Inc., a member of Rosemary Street, Christopher J. Cooney and Jeffrey Cooney entered into a voting agreement, which provides that:

          o so long as Robert B. Little is employed as the Company's president, or the Littles own no less than 5% of the Company's issued and outstanding voting securities, the Company will nominate and Rosemary Street will vote for Robert B. Little to serve as a member of the Company's board;

          o so long as Christopher J. Cooney and Jeffrey Cooney own, in the aggregate, directly or indirectly, no less than 5% of the Company's issued and outstanding voting securities, the Company will nominate and the Littles and other members of Rosemary Street will vote for Christopher J. Cooney and Jeffrey Cooney to serve as members of the Company's board; and

          o so long as MRCo. owns no less than 5% of the Company's issued and outstanding voting securities, the Company will nominate and the Littles and other members of Rosemary Street will vote for Joseph Linehan to serve as a member of the Company's board.


         The voting agreement further provides that if the size of the board is increased from nine members to eleven members prior to June 20, 2002, Rosemary Street has the right to designate for election or appoint as directors the two persons to fill the vacancies created by the increase. The Littles have agreed to vote all of their shares of the Company's voting securities for the election of Rosemary's two nominees in this situation.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company's executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% stockholders, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% stockholders were complied with, except that Christopher Cooney, Jeffrey Cooney and Barry Minsky filed Form 4s late.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued during 2000, 1999 and 1998 to Christopher J. Cooney, the Company's current chief executive officer, Ellen Dinerman Little and Robert B. Little, the Company's co-chief executive officers until June 2000 and to William F. Lischak, the Company's only other executive officer who earned more than $100,000 during the year ended December 31, 2000.

                                                                                             Long Term
                                                                                           Compensation
                                                        Annual Compensation                   Awards
                                             ------------------------------------------  ------------------
                                                                            Other
                                                                            Annual          Securities       All Other
                                                                            Compen-         Underlying        Compen-
            Name and                            Salary           Bonus      sation         Options/SARS       sation
       Principal Position           Year          ($)             ($)          ($)              (#)             ($)
--------------------------------- ---------- --------------   ------------  -----------  ------------------ ------------
Christopher J. Cooney               2000        100,000(1)              0            0                   0            0
Co-chairman of the board and        1999                 0              0            0                   0            0
chief executive officer             1998                 0              0            0                   0            0

Robert B. Little                    2000        215,865(2)      37,500(3)    36,371(4)             250,000    38,715(5)
Co-chairman of the board and        1999        125,000(6)      25,000(7)    11,852(8)                   0    34,791(9)
president                           1998        125,000(10)     25,000(7)   26,985(11)                   0   48,101(12)

Ellen Dinerman Little               2000        60,096(13)     12,500(14)            0             250,000   30,494(15)
Former co-chairman of the           1999       125,000(16)      25,000(7)            0                   0   22,638(17)
board, co-chief executive           1998       125,000(18)      25,000(7)   17,203(19)                   0   19,642(20)
officer and president

William F. Lischak                  2000           212,980        150,000        0(21)              75,000   12,286(22)
Chief operating officer, chief      1999           200,000         50,000        0(21)              10,000   12,528(23)
financial officer and secretary     1998           193,209         50,000        0(21)                   0   10,677(24)

----------------------------------
(1) Represents salary earned by Mr. Cooney commencing in June 2000 when he became co-chairman of the board and chief executive officer in connection with the closing of the private placement with Rosemary Street.

(2) Represents salary earned by Mr. Little as co-chairman of the board and co-chief executive officer of the Company through June 2000. In connection with the closing of the private placement with Rosemary Street in June 2000, the Company amended Mr. Little's existing employment agreement to provide for him to serve as co-chairman of the board and president.

(3) Represents bonus earned by Mr. Little pursuant to his employment agreement, $25,000 of which has been deferred.

(4) Represents $11,852 of auto expense allowance, $3,750 in business management fees and $20,769 of general expense allowance paid pursuant to Mr. Little's employment agreement.

(5) Represents $3,115 in contributions made by the Company on behalf of Mr. Little pursuant to the Company's 401(k) plan, $32,966 in life insurance premiums and $2,634 in disability insurance premiums paid by the Company for the benefit of Mr. Little.

(6) Represents salary earned by Mr. Little pursuant to his employment agreement, the payment of which was made or forgiven in June 2000.

(7) Represents bonus of $25,000, payment of which was made or forgiven in June 2000.

(8) Represents $10,987 for automobile lease payments and $865 in automobile expenses.

(9) Represents $32,480 in life insurance premiums paid or accrued by the Company for the benefit of Mr. Little and $2,311 in disability insurance premiums paid by the Company for the benefit of Mr. Little.

(10) Represents salary earned by Mr. Little pursuant to his employment agreement, payment of $68,066 of which was made or forgiven in June 2000.

(11) Represents $11,985 for automobile lease payments, $10,700 in business management and accounting fees paid by the Company on behalf of Mr. Little and $4,300 in business management and accounting fees to which Mr. Little was entitled to reimbursement, payment of which was made in June 2000.

(12) Represents $2,266 in contributions made by the Company on behalf of Mr. Little pursuant to the Company's 401(k) Plan, $34,258 in life insurance premiums paid or accrued by the Company for the benefit of Mr. Little, $2,123 in disability insurance premiums paid by the Company for the benefit of Mr. Little and $9,454 in tax preparation fees for 1996 for which Mr. Little was entitled to reimbursement, payment of which was made in June 2000.

(13) Represents salary earned by Ms. Little as co-chairman of the board, co-chief executive officer and president of the Company through June 2000. In connection with the June 2000 private placement, the Company terminated Ms. Little's employment.

(14)     Represents bonus earned by Ms. Little through June 2000.

(15) Represents $27,860 in life insurance premiums and $2,634 in disability insurance premiums paid by the Company for the benefit of Ms. Little.

(16) Represents salary earned by Ms. Little pursuant to her employment agreement, the payment of which was made or forgiven in June 2000.

(17) Represents $20,225 in life insurance premiums paid or accrued by the Company for the benefit of Ms. Little and $2,413 in disability insurance premiums paid by the Company for the benefit of Ms. Little.

(18) Represents salary earned by Ms. Little pursuant to her employment agreement, payment of $68,063 of which was made or forgiven in June 2000.

(19) Represents $10,700 of business management and accounting fees paid by the Company on behalf of Ms. Little, $2,203 in automobile expenses and $4,300 of business management and accounting fees to which Ms. Little was entitled to reimbursement, payment of which was made in June 2000.

(20) Represents $2,267 in contributions made by the Company on behalf of Ms. Little pursuant to the Company's 401(k) Plan, $15,100 in life insurance premiums paid or accrued by the Company for the benefit of Ms. Little and $2,275 in disability insurance premiums paid by the Company for the benefit of Ms. Little.

(21) Perquisites with respect to the executive officer did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.

(22) Represents $4,260 in contributions made by the Company on behalf of Mr. Lischak pursuant to the Company's 401(k) plan, $6,139 in life insurance premiums and $1,887 in disability insurance premiums paid by the Company for the benefit of Mr. Lischak.

(23) Represents $3,569 in contributions made on behalf of Mr. Lischak pursuant to the Company's 401(k) Plan, $7,295 in life insurance premiums for which Mr. Lischak is entitled to reimbursement and $1,664 in disability insurance premiums paid by the Company for the benefit of Mr. Lischak.

(24) Represents $3,077 in contributions made by the Company on behalf of Mr. Lischak pursuant to our 401(k) Plan, $5,135 in life insurance premiums and $2,465 in disability insurance premiums paid by the Company for the benefit of Mr. Lischak.

         The following table summarizes the number of options granted to the executive officers named above during the year ended December 31, 2000, and the percentage that such options relate to the stock options granted to all employees during such fiscal year:


                                     OPTION GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                                              -----------------
                                                     % of Total                   Market
                                                   Options Granted    Exercise    Price on
                                         Options   to Employees in      Price     Date of     Expiration
Name                                   Granted(#)    Fiscal Year     ($/Share)    Grant ($)      Date
----                                   ----------  ---------------   ---------    ----------  ----------
Christopher J. Cooney
Co-chairman of the board and chief
executive officer                           0               0%           --           --          --

Robert B. Little
Co-chairman of the board and
president                              250,000(1)          40%          $3.40        $2.00      6/19/05

Ellen Dinerman Little
Former co-chairman of the board,
co-chief executive officer and
president                              250,000(1)          40%          $3.40        $2.00      6/19/05

William F. Lischak
Chief operating officer, chief
financial officer and secretary         75,000(2)          12%          $3.40        $2.00      6/19/05

-----------------------

(1) Represents immediately exercisable options to purchase 250,000 shares of common stock pursuant to the Company's Amended and Restated 1996 Special Stock Option Plan and Agreement.

(2) Represents options to purchase 75,000 shares of common stock pursuant to the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, as to which 16,676 options were exercisable as of December 31, 2000 and 2,083 options become exercisable on the last day of each of the next 28 consecutive months thereafter.

         The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at December 31, 2000, and their value at that date if such options were in-the-money:


                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                      YEAR AND FISCAL YEAR-END OPTION VALUES


                                                         Number of Securities      Value of Unexercised
                                Shares                  Underlying Unexercised   In-the-Money Options at
                               Acquired                 Options at December 31,     December 31, 2000
                                  on         Value         2000 Exercisable/           Exercisable/
                               Exercise      Realized         Unexercisable           Unexercisable
           Name                  (#)           ($)                  (#)                     ($)
---------------------------------------------------------------------------------------------------------
Christopher J. Cooney              0            0                 0/0                      0/0
Co-chairman of the board
and chief executive officer

Robert B. Little                   0            0              250,000/0                   0/0
Co-chairman of the board
and president

Ellen Dinerman Little              0            0              250,000/0                   0/0
Former co-chairman of the
board, co-chief executive
officer and president

William F. Lischak                 0            0            16,676/58,324                 0/0
Chief operating officer,
chief financial officer
and secretary

Director Compensation

         Pursuant to the automatic option grant program under the Company's 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee board member on October 31, 1996 was granted a non-qualified option to purchase 5,000 shares of common stock. In addition, each member of the board who is not employed by the Company receives an automatic grant of a non-qualified option to purchase 5,000 shares of the common stock (i) upon becoming a board member, whether through election at a meeting of the Company's stockholders or through appointment by the board of directors and (ii) on the date of each annual meeting of stockholders, if such individual is to continue to serve as a board member after such meeting; provided such individual has served as a non-employee member of the board of directors for at least six months. Each such automatic option grant is, among other things, exercisable at the fair market value of the common stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the board of directors measured from the automatic grant date. In addition, the Company reimburses all directors for travel and related expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are not otherwise compensated for serving on the board.

Compensation Committee Interlocks And Insider Participation

        The Company's compensation committee was established in October 1996 and currently consists of William Lischak, Joseph Linehan and Stephen K. Bannon, with William F. Lischak serving as chairman of such committee. Mr. Lischak has served as chief operating officer, chief financial officer, secretary and a director of the Company since October 1996. Mr. Linehan has served as a director of the Company since June 2000. Mr. Bannon was chairman of the board of directors of the Company during 1996 until consummation of the merger with Overseas Private and served as vice chairman of the board of directors and chairman of the executive committee from October 1996 to June 2000. The compensation committee currently administers both of the Company's stock option plans to the extent contemplated thereby.

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

Compensation Arrangements For Current Executive Officers

         Christopher J. Cooney

         In June 2000, the Company entered into an employment agreement with Christopher J. Cooney, which provides for Mr. Cooney to serve as the Company's co-chairman of the board and the chief executive officer for a one-year term ending in June 2001. Mr. Cooney receives a base salary of $200,000 and will receive an annual $25,000 bonus if the Company's pre-tax profits exceed $500,000 in any year during the term. Mr. Cooney also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of the employment term based on the Company achieving certain profit targets. The agreement contains a non-compete clause whereby Mr. Cooney agreed not to compete with the Company for the duration of the agreement.

         Robert B. Little

         In June 2000, the Company entered into an amended and restated employment agreement with Robert B. Little, which provides for Mr. Little to serve as the Company's co-chairman of the board and the president for a three-year term ending in June 2003. Mr. Little receives a base salary of $300,000 and a guaranteed bonus of $50,000, which will be increased by $25,000 on a cumulative basis for each year of the employment term in which the Company's pre-tax profits exceed $500,000. Mr. Little also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on the Company achieving certain profit targets. If the Company achieves these targets, Mr. Little's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether the Company achieves the targets, the Company may give Mr. Little written notice at least six months prior to the expiration of the initial employment term that the Company elects to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Little will be entitled to receive $400,000 in cash, payable in six equal monthly installments of $66,666, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Little agreed not to compete with the Company for the duration of the agreement and for one year after its termination.

         William F. Lischak

         In June 2000, the Company entered into an amended and restated employment agreement with William F. Lischak, which provides for Mr. Lischak to serve as the Company's chief operating officer and chief financial officer for a three-year term ending in June 2003. Mr. Lischak receives a base salary of $225,000 and a guaranteed bonus of $50,000, which will be increased by $15,000 on a cumulative basis for each year of the employment term in which the Company's pre-tax profits exceed $500,000. Mr. Lischak also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on the Company achieving certain profit targets. If the Company achieves these targets, Mr. Lischak's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether the Company achieves the targets, the Company may give Mr. Lischak written notice at least six months prior to the expiration of the initial employment term that the Company elects to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Lischak will be entitled to receive $300,000 in cash, payable in six equal monthly installments of $50,000, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Lischak agreed not to compete with the Company for the duration of the agreement and for one year after its termination.

         In connection with the June 2000 private placement, the Company granted Mr. Lischak an option under the Company's 1996 Basic Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $3.40 per share. As of April 12, 2001, 22,925 options were exercisable. 2,083 options will become exercisable on the last day of each of the next 25 consecutive months thereafter. Once exercisable, the options will remain exercisable until June 2005.

         Jeffrey Cooney

         In June 2000, the Company entered into an employment agreement with Jeffrey Cooney, which provides for Mr. Cooney to serve as the Company's executive vice president-creative affairs for a three-year term ending in June 2003. Mr. Cooney receives a base salary of $60,000 and will receive a $25,000 bonus for each year of the employment term in which the Company's pre-tax profits exceed $500,000. Mr. Cooney also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on the Company achieving certain profit targets. If the Company achieves these targets, Mr. Cooney's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether the Company achieves the targets, the Company may give Mr. Cooney written notice at least six months prior to the expiration of the initial employment term that the Company elects to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Cooney will be entitled to receive $100,000 in cash, payable in six equal monthly installments of $16,666.67, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Cooney agreed not to compete with the Company for the duration of the agreement and for one year after its termination.

Stock Option Plans

         Amended and Restated 1996 Special Stock Option Plan and Agreement

         The Amended and Restated 1996 Special Stock Option Plan and Agreement primarily provides equity incentives to each of Robert B. Little and Ellen Dinerman Little. Under the Special Option Plan, on October 31, 1996, each of Ms. Little and Mr. Little was granted two non-qualified options to purchase a total of 1,100,000 shares of common stock:

          o one option to purchase 537,500 shares of common stock at an exercise price of $5.00 per share, exercisable on October 31, 1996 for 100,000 shares with the balance vesting in five equal annual installments beginning on October 30, 1997; and

          o one option to purchase 562,500 shares of common stock at an exercise price of $8.50 per share, vesting in five equal annual installments beginning on October 30, 1997.

         All 2,200,000 shares of common stock initially reserved for issuance under the Special Option Plan were subject to the options granted to the Littles.

         In June 2000, the Company amended the Special Option Plan. Pursuant to this amendment, the Company cancelled all of the options outstanding under the Special Option Plan and granted each of Ms. Little and Mr. Little an option to purchase 250,000 shares of common stock at an exercise price of $3.40 per share. The options are immediately exercisable and expire in June 2005.

         1996 Basic Stock Option Plan

         In October 1996, the Company's stockholders approved the 1996 Basic Stock Option and Stock Appreciation Rights Plan under which a total of 550,000 shares of common stock are available for grant to the Company's regular full-time employees, non-employee members of the board of directors, independent consultants and other persons who provide services to the Company on a regular or substantial basis. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code) and stock appreciation rights. As of December 31, 2000, options to purchase an aggregate of 279,500 shares of common stock were outstanding under the Basic Option Plan, with exercise prices ranging from $1.75 to $5.25 per share.

         2000 Performance Equity Plan

         In November 2000, the Company's stockholders approved the 2000 Performance Equity Plan, under which a total of 1,000,000 shares of common stock are available for grant to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 2000 plan. As of December 31, 2000, options to purchase an aggregate of 50,000 shares of common stock were outstanding under the 2000 plan at an exercise price of $1.50 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 12, 2001 with respect to the common stock ownership of:

          o those persons or groups known to beneficially own more than 5% of the Company's voting securities;

          o         each director;

          o each executive officer whose compensation exceeded $100,000 in 2000; and

          o         all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The information concerning the stockholders is based upon information furnished to the Company by these stockholders. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect to the shares. Except as otherwise indicated in the table below, the business address of each of the persons listed is care of First Look Media, Inc., 8800 Sunset Boulevard, Third Floor, Los Angeles, California 90069.

                                              Amount and         Percent
                                              Nature of          of Class
Name of Beneficial Owner                      Beneficial         of Voting
                                               Ownership         Securities
------------------------------------------ ----------------     ------------
Christopher J. Cooney.....................    7,830,430(1)          59.2%
c/o Rosemary Street Productions, LLC
222 East 44th Street
New York, New York 10017

Robert B. Little..........................    1,864,406(2)          18.1%

William F. Lischak........................      288,234(3)           2.9%

Jeffrey Cooney............................    7,830,430(1)          59.2%
c/o Rosemary Street Productions, LLC
222 East 44th Street
New York, New York 10017

Stephen K. Bannon.........................     141,324(4)            1.4%
c/o Jeffries Bannon
Media Partners LLC
11100 Santa Monica Blvd.
Los Angeles, California 90025

Scot K. Vorse.............................     146,323(5)            1.4%
1863 Mango Way
Los Angeles, California 90049

Barry R. Minsky...........................      90,735(6)            9.8%
c/o Wharton Capital Partners, Ltd.
545 Madison Avenue
New York, New York 10022

Joseph Linehan............................       5,000(7)             *
c/o The Union Labor Life Insurance Co.
111 Massachusetts Avenue, N.W.
Washington, DC 20001

Nicholas Bavaro...........................      25,000(8)             *
c/o EUE/Screen Gems, Ltd.
222 East 44th Street
New York, New York 10017

Rosemary Street Productions, LLC..........
222 East 44th Street                         7,830,430(9)           59.2%
New York, New York 10017

Dolphin Offshore Partners, L.P............   1,262,500(10)          12.5%
c/o Dolphin Management
129 East 17th Street
New York, New York 10003


                                              Amount and         Percent
                                              Nature of          of Class
Name of Beneficial Owner                      Beneficial         of Voting
                                               Ownership         Securities
------------------------------------------ ----------------     ------------
Wharton Capital Partners, Ltd.............     690,735               7.0%
545 Madison Avenue
New York, New York 10022

Ellen Dinerman Little                        1,864,406(2)           18.1%
c/o Savitsky & Co.
1901 Avenue of the Stars
Suite 1450
Los Angeles, California 90067

All current executive officers and
directors as a group (9 persons).........   11,291,952(11)          79.9%


-----------------------

*        Less than 1%

(1) Represents shares of common stock beneficially owned by Rosemary Street, of which Christopher J. Cooney is one of the two designated managers and president and of which Jeffrey Cooney is one of the two designated managers and creative director.

(2) Represents (i) 1,364,406 shares of common stock held by the Littles as community property in a revocable living trust, (ii) 250,000 shares of common stock issuable upon exercise of immediately exercisable options and (iii) 250,000 shares of common stock issuable upon exercise of immediately exercisable options granted to such person's spouse which generally only may be exercised by such person's spouse. Such person disclaims beneficial ownership of the shares subject to his or her spouse's options.

(3) Includes 35,008 shares of common stock issuable upon exercise of immediately exercisable options and 4,166 shares of common stock issuable upon exercise of options exercisable on or before June 30, 2001. Excludes 45,826 shares of common stock issuable upon exercise of options, 2,083 of which become exercisable in each month commencing in July 2001.

(4) Includes 20,000 shares of common stock issuable upon exercise of immediately exercisable options. Excludes 5,000 shares of common stock issuable upon exercise of options that become exercisable in November 2001.

(5) Represents (i) 20,000 shares of common stock issuable upon exercise of immediately exercisable options and (ii) 126,323 shares of common stock contributed by Mr. Vorse to a revocable living trust for the benefit of Mr. Vorse's spouse. Excludes 5,000 shares of common stock issuable upon exercise of options that become exercisable in November 2001.

(6) Represents (i) 690,735 shares of common stock owned by Wharton Capital Partners Ltd., a New York corporation of which Mr. Minsky holds a 50% interest, (ii) 295,000 shares of common stock issuable upon exercise of immediately exercisable warrants, 95,000 of which are held by Mr. Minsky's spouse and (iii) 5,000 shares of common stock issuable upon exercise of options that become exercisable in June 2001.

(7) Represents 5,000 shares of common stock issuable upon exercise of options that become exercisable in June 2001.

(8) Represents (i) 20,000 shares of common stock issuable upon exercise of immediately exercisable warrants and (ii) 5,000 shares of common stock issuable upon exercise of options that become exercisable in June 2001.

(9) Includes (i) 1,809,942 shares of common stock issuable on conversion of immediately convertible Series A preferred stock and (ii) 1,613,810 shares of common stock issuable upon exercise of immediately exercisable warrants.

(10) Includes 328,000 shares of common stock issuable upon exercise of currently exercisable warrants. Information provided herein was obtained from a Schedule 13D/A, dated December 31, 1998 filed by Dolphin Offshore Partners, L.P. with the SEC.

(11) Includes shares referred to as being included in notes 1 through 8. Excludes shares referred to in such notes as being excluded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 31, 1996, as part of the consideration to them in the merger with Overseas Private, the Company issued to the Littles a $2,000,000 secured promissory note, bearing interest at the rate of 9% per annum, with principal and interest originally payable in monthly installments of $41,517 over a five-year period ending October 1, 2001. In connection with the June 2000 private placement, the Littles forgave the outstanding principal amount and interest accrued under the note.

         The Littles had agreed to defer all payments under the note until outstanding borrowings under the operating facility portion of the Company's previous credit facility with Coutts & Co. was reduced to at least $5,000,000. However, a later amendment to the credit facility with Coutts & Co. permitted the Company to pay to the Littles an amount equal to their aggregate weekly salary without interest on a weekly basis towards repayment of the note so long as the Littles deferred the payments until the deferral lapse date. Pursuant to the note and debt contribution agreement entered into in connection with the June 2000 private placement, the Company paid an amount equal to $564,524 in accrued salaries owed to the Littles by the Company and the Littles forgave an amount equal to $125,131 of accrued salaries. The Company also repaid the Littles $135,476 in expenses owed to them under their respective employment agreements.

         In connection with the merger with Overseas Private, the Company entered into a tax reimbursement agreement with the Littles and Mr. Lischak. In June 2000, pursuant to the note and debt contribution agreement, the Company paid the Littles $200,000, representing the entire amount owed by the Company to them under the provisions of the tax reimbursement agreement.

         In December 1997 and February 1998, the Littles loaned the Company an aggregate of $400,000 in order to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release by the Company of Mrs. Dalloway. Pursuant to the note and debt contribution agreement, the Company repaid the aggregate principal amount of this loan to the Littles and the Littles forgave $78,101 of accrued and unpaid interest on the loan.

         Until June 2000, Ellen Dinerman Little was employed as the Company's co-chairman of the board, co-chief executive officer and president. In June 2000, the Company's existing employment agreement with Ms. Little was terminated and the Company entered into a "first look" agreement with The Little Film Company and Ms. Little. The agreement provides for a three-year term ending in

June 2003. Pursuant to the "first look" agreement, the Little Film Company receives:

          o         an annual fee of $100,000;

          o a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and

          o customary overhead, including office space, staff, telephone and reasonable travel costs.

         The Little Film Company also will be compensated on a project-by-project basis. The Company will have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company will furnish the Company with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria.

         In October 2000, the Company entered into a consulting agreement with Wharton Capital Partners Ltd. Barry R. Minsky, a director of the Company, is the chief executive officer and a 50% stockholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000 and is entitled to receive a monthly fee of $4,166 for 24 months. If Wharton introduces the Company to a financing source and the Company consummates any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then the Company also will pay Wharton an amount equal to (i) 5% of all funds received by the Company from such public or private equity financing and (ii) 3% of all funds received by the Company from such public or private debt financing. Additionally, upon completion of an equity-based financing, the Company will issue to Wharton warrants to purchase shares of common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) INDEX TO FINANCIAL STATEMENTS

                                                                  Page(s) in
                                                                   Form 10-K
                                                                  ----------

        Report of Independent Accountants                             F-1

        Consolidated Financial Statements:

        Consolidated Balance Sheets - December 31, 2000
          and 1999                                                    F-2

        Consolidated Statements of Operations - Years Ended
          December 31, 2000, 1999 and 1998                            F-3

        Consolidated Statements of Cash Flows -
          Years Ended December 31, 2000, 1999 and 1998                F-4

        Consolidated Statements of Shareholders' Equity - Years
          Ended December 31, 2000, 1999 and 1998                      F-5

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

(a)(3) EXHIBITS

       EXHIBIT
       NUMBER DESCRIPTION

          3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          3.2 Bylaws, as amended on June 20, 2000. Incorporated by reference to Exhibit 3.2 to the Company's Amended Current Report on Form 8-K/A filed with the SEC on June 29, 2000.

          3.3 Certificate of Designations for Series A Preferred Stock. Incorporated by reference to Exhibit 3.3 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          3.4 Amendment to the Company's Restated Certificate of Incorporation. Filed herewith.


          4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          4.2       Form of Warrant Certificate. Incorporated by reference to
                    Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

          4.3 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Incorporated by reference to
                    Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

          4.4 Form of Warrant issued in the Company's bridge financing. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-83624.

          4.5 Warrant, dated October 31, 1996, for Jefferson Capital Group, Ltd. to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          4.6 Form of Warrant dated June 20, 2000. Incorporated by reference to Exhibit 4.8 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.1 Indemnity Agreement, dated October 31, 1996, between the Company and Ellen Dinerman Little. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.2 Indemnity Agreement, dated October 31, 1996, between the Company and Robert B. Little. Incorporated by reference to
                    Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.3 Indemnity Agreement, dated October 31, 1996, between the Company and William F. Lischak. Incorporated by reference to
                    Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.4 Indemnity Agreement, dated October 31, 1996, between the Company and Stephen K. Bannon. Incorporated by reference to
                    Exhibit 10.5 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.5 Indemnity Agreement, dated October 31, 1996, between the Company and Scot K. Vorse. Incorporated by reference to
                    Exhibit 10.6 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.6 Indemnity Agreement, dated September 3, 1998, between the Company and Gary Stein. Incorporated by reference to Exhibit
                    10.7 to the Company's Current Report on Form 10-K, dated December 31, 1998, filed with the SEC on April 15, 1999.

          10.7 Indemnity Agreement, dated October 31, 1996, between the Company and Alessandro Fracassi. Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

          10.8 1996 Basic Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          10.9 Lease Agreement dated April 21, 1987, as amended. Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          10.10 Amendment, dated April 1, 1997 to Lease Agreement, dated April 21, 1987. Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.11* Movie and Motion Picture Programming Agreement, dated July 19, 1999, between broadcast.com inc. and the Company. Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

          10.12 Securities Purchase Agreement, dated May 3, 2000, between the Company and Rosemary Street Productions, LLC ("Rosemary Street"). Incorporated by reference to Exhibit 10.35 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.13 Assignment and Assumption Agreement the Company and Rosemary Street. Incorporated by reference to Exhibit 10.36 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.14 Amended and Restated 1996 Special Stock Option Plan and Agreement among Robert Little, Ellen Little and the Company. Incorporated by reference to Exhibit 10.37 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.15 Stock Option Agreement between the Company and William Lischak. Incorporated by reference to Exhibit 10.38 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.16 Amended and Restated Employment Agreement between Robert Little and the Company. Incorporated by reference to Exhibit
                    10.39 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.17 Amended and Restated Employment Agreement between William Lischak and the Company. Incorporated by reference to
                    Exhibit 10.40 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

-------------------------------
*Confidential treatment has been granted for portions of such exhibit.

          10.18 Employment Agreement between Christopher Cooney and the Company. Incorporated by reference to Exhibit 10.41 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.19 Employment Agreement between Jeffrey Cooney and the Company. Incorporated by reference to Exhibit 10.42 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.20 First Look Agreement between The Little Film Company, Inc. and the Company. Incorporated by reference to Exhibit 10.43 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.21 Note and Debt Contribution Agreement among Robert Little and Ellen Little and the Company. Incorporated by reference to
                    Exhibit 10.44 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.22 Form of Management Letter between each of Robert Little and Ellen Little and the Company. Incorporated by reference to
                    Exhibit 10.45 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.23 Voting Agreement among the Company, Rosemary Street, Robert Little, Ellen Little, MRCo., Inc., Christopher Cooney and Jeffrey Cooney. Incorporated by reference to Exhibit 10.46 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.24 Form of Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among the Company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, as Issuing Bank (without schedules and exhibits). Incorporated by reference to Exhibit 10.47 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.25 Copyright Security Agreement, dated as of June 20, 2000 (without schedules and exhibits). Incorporated by reference to Exhibit 10.48 to the Company's Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

          10.26 Consulting Agreement, dated October 1, 2000, between the Company and Wharton Capital Partners, Ltd. Incorporated by reference to Exhibit 5 to the Schedule 13D filed by Wharton with the SEC on November 28, 2000.

          10.27     2000 Performance Equity Plan. Filed herewith.


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

Dated: May 16, 2001                      FIRST LOOK MEDIA, INC.

                                   By:   /s/ Christopher J. Cooney
                                         --------------------------
                                         Christopher J. Cooney
                                         Co-Chairman of the Board of Directors
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE              TITLE                           DATE
             ---------              -----                           ----

/s/ Christopher J. Cooney       Co-Chairman of the Board         May 16, 2001
-------------------------       of Directors and Chief
Christopher J. Cooney           Executive Officer
                                (Principal Executive Officer)

/s/ Robert B. Little            Co-Chairman of the Board of      May 16, 2001
--------------------            Directors and President
Robert B. Little

/s/ William F. Lischak          Chief Operating Officer,         May 16, 2001
----------------------          Chief Financial Officer,
William F. Lischak              Secretary and Director
                                (Principal Financial and
                                Accounting Officer)

 /s/ Jeffrey Cooney             Executive Vice President -       May 16, 2001
 ------------------             Creative Affairs and Director
 Jeffrey Cooney

 /s/ Stephen K. Bannon          Director                         May 16, 2001
 ---------------------
 Stephen K. Bannon

                                Director                         May 16, 2001
 -----------------
 Scot K. Vorse

 /s/ Barry R. Minsky            Director                         May 16, 2001
 ---------------------
 Barry R. Minsky

/s/ Joseph Linehan              Director                         May 16, 2001
 ------------------
 Joseph Linehan

 /s/ Nicholas Bavaro            Director                         May 16, 2001
 ---------------------
 Nicholas Bavaro

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
   Shareholders of First Look Media, Inc.
   (formerly known as Overseas Filmgroup, Inc.):

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Los Angeles, California

May 16, 2001

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED BALANCE SHEETS
                                                         Year Ended December 31,
                                                             2000        1999
                                                        -----------------------
                                                              (in thousands)
                                     ASSETS:
Cash and cash equivalents                                  $    832    $    270
Restricted cash                                                   -          88
Accounts receivable, net of allowance
  for doubtful accounts of $1,100,000                        26,583      30,089
Related party receivable                                          -         149
Investment available for sale                                     -       2,908
Film costs, net of accumulated amortization                  13,393      28,364
Other assets                                                  1,472         779
                                                        -----------------------
     Total assets                                          $ 42,280    $ 62,647
                                                        =======================

                   LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                      $  1,411    $  1,147
Accrued interest payable                                        174         273
Deferred revenue                                                 87         919
Payable to producers                                         23,587      22,462
Notes payable                                                 7,116      19,764
Payable to related parties                                        -       1,335
Note payable to shareholders                                      -       1,989
Deferred income taxes                                             -       1,459
                                                        -----------------------
     Total liabilities                                       32,375      49,348
                                                        -----------------------

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $.001 par value, 10,000,000
  and 2,000,000 shares authorized at
  December 31, 2000 and 1999, respectively;
  904,971 and 0 shares issued and
  outstanding at December 31, 2000 and
  1999, respectively (Liquidation
  preference of $3,846,271)                                       1           -

Common stock, $.001 par value, 50,000,000 and
  25,000,000 shares authorized at December 31,
  2000 and 1999, respectively; 9,848,906 and
  6,340,305 shares issued at December 31, 2000
  and 1999, respectively; 9,803,906 and 6,295,305
  shares outstanding at December 31, 2000 and 1999,
  respectively                                                   10           6
Additional paid-in capital                                   30,675      12,107
Accumulated deficit                                         (20,694)       (204)
Accumulated other comprehensive income                            -       1,477
Treasury stock at cost, 45,000 shares                           (87)        (87)
                                                          ---------------------
Total shareholders' equity                                    9,905      13,299
                                                          ---------------------
     Total liabilities and shareholders' equity            $ 42,280    $ 62,647
                                                          =====================

The accompanying notes are an integral part of these statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31
                                                  2000        1999        1998
                                                  ----        ----        ----
                                         (in thousands except per share amounts)
Revenues                                         $ 22,625   $ 33,784   $ 25,585
Expenses:
     Film costs                                    16,850     30,888     21,015
     Distribution and marketing                     4,774       --         --
     Selling, general and administrative            6,473      2,983      2,960
                                                   ------     ------      -----

     Total expenses                                28,097     33,871     23,975
                                                  -------    -------     ------
         (Loss) income from operations             (5,472)       (87)     1,610
                                                  -------    -------     ------
     Other income (expense):
         Interest income                               27          7         27
         Interest expense                          (1,571)    (2,019)    (1,644)
         Other income                                 786        110        119
                                                  -------    -------     ------
               Total other expense                   (758)    (1,902)    (1,498)
                                                  -------    -------     ------
     (Loss) income before income taxes
         and cumulative effect
         of accounting changes                     (6,230)    (1,989)       112

     Income tax provision (benefit)                   137       (736)        53
                                                  -------    -------     ------
     (Loss) income before cumulative
        effect of accounting changes               (6,367)    (1,253)        59

     Cumulative effect of accounting
        changes (net of income taxes)             (14,123)         -          -
                                                  -------    -------     ------

               Net (loss) income                 $(20,490)  $ (1,253)    $   59
                                                 ========   ========     ======
     Basic and diluted (loss) income per
      share:
     (Loss) income before cumulative
        effect of accounting changes             $  (0.78)  $  (0.21)  $   0.01

     Cumulative effect                              (1.74)         -          -
                                                  -------    -------     ------
     Net (loss) income                           $  (2.52)  $  (0.21)  $   0.01
                                                 ========   ========   ========
     Weighted average number of common
       shares outstanding                           8,131      5,990      5,732
                                                 ========   ========   ========

The accompanying notes are an integral part of these statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                     2000      1999       1998
                                                                     ----      ----       ----
Cash flows from operating activities:                                    (in thousands)
Net (loss) income                                                 $(20,490)  $ (1,253)  $     59
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities
     Cumulative effect of accounting changes                        15,582          -          -
     Film costs                                                     16,850     14,340     21,014
     Additions to film costs                                        (2,865)   (13,700)   (20,277)
     Payments to producers                                         (13,472)    13,282      4,727
     Equity based charge                                                 -         24          -
     Capital gains and other non-cash income                          (625)         -          -
     Change in assets and liabilities:
       Accounts receivable                                           3,506    (10,364)    (5,308)
       Related party receivables                                       149          -        132
       Other assets                                                   (693)      (145)       136
       Accounts payable and accrued expenses                          (485)        87        728
       Deferred income taxes                                        (1,459)      (874)      (169)
       Deferred revenue                                               (832)       786       (668)
                                                                   -------     ------    -------
             Net cash (used in) provided by operating activities    (4,833)     2,183        374
                                                                   -------     ------    -------
Cash flows from investing activities:
     Sale of marketable securities                                   2,056          -          -
                                                                   -------     ------    -------
             Net cash provided by investing activities               2,056          -          -
                                                                   -------     ------    -------
Cash flows from financing activities:
     Issuance of equity instruments, net of expenses                16,420          -          -
     Investment by significant shareholder                             130          -          -
     Net pay down under credit facility                            (11,554)    (1,960)    (3,129)
     Net (pay down) borrowings of subordinated note payable         (1,095)      (289)     2,000
     Net (pay down) issuance of note payable to shareholders          (650)      (273)       101
     Decrease in restricted cash position                               88         71         13
                                                                   -------     ------    -------
             Net cash provided by (used in) financing activities     3,339     (2,451)    (1,015)
                                                                   -------     ------    -------
Net increase (decrease) in cash and cash equivalents                   562       (268)      (641)

Cash, cash equivalents at beginning of period                          270        538      1,179
                                                                   -------     ------    -------
Cash, cash equivalents at end of period                           $    832   $    270   $    538
                                                                  ========   ========    =======
Supplemental disclosure of cash flow information: Cash
  paid during the period  for:
     Interest                                                     $  1,875   $  2,199   $  1,763
                                                                  ========   ========   ========
     Income taxes                                                 $      6   $     22   $     12
                                                                  ========   ========   ========
     Foreign withholding taxes                                    $    131   $    196   $    117
                                                                  ========   ========   ========
Non-cash financing activities:
     Contribution of capital by significant shareholder           $  2,023   $      -   $      -
                                                                  ========   ========   ========

The accompanying notes are an integral part of these statements

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                 Accumulated              Total
                                                                      Additional   Accumulated      Other                 Share-
                                 Preferred Stock      Common Stock      Paid-in     (Deficit)   Comprehensive Treasury    holders'
                                 Number    Amount   Number    Amount    Capital     Earnings       Income      Stock      Equity
                                 ------    -----    ------    ------    -------      ---------    ------------ -------    ---------
Balance at December 31, 1997          -    $    -    5,778     $   6    $  10,652      $    990      $      -  $  (87)    $  11,561

Net income                            -         -        -         -            -            59             -        -           59
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1998          -         -    5,778         6       10,652         1,049             -     (87)       11,620

Issuance of common stock              -         -      563         -        1,431             -             -        -        1,431

Equity based charge                   -         -        -         -           24             -             -        -           24

Comprehensive income:

Unrealized holding gain in
  investments available for
  sale                                -         -        -         -            -             -         1,477        -        1,477

Net loss                              -         -        -         -            -       (1,253)             -        -       (1,253)
                                                                                                                         -----------
Total comprehensive income                                                                                                      224
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999          -         -    6,341         6       12,107         (204)         1,477     (87)       13,299

Issuance of common stock,
  preferred stock and
  warrants                          905         1    5,097         5       16,414             -             -        -       16,420

Retirement of common stock            -         -   (1,589)       (1)           1             -             -        -            0

Forgiveness of notes payable,
  accrued expenses and
  contribution of capital             -         -        -         -        2,153             -             -        -        2,153

Comprehensive income:

Reversal of unrealized
  holding gain upon
  sale of investment
  available for sale                  -         -        -         -            -             -        (1,477)        -      (1,477)

Net loss                              -         -        -         -            -       (20,490)            -         -     (20,490)
                                                                                                                         -----------
Total comprehensive income                                                                                                  (21,967)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000        905     $   1    9,849     $  10    $  30,675    $  (20,694)     $      -   $   (87)   $  9,905
                                ====================================================================================================

The accompanying notes are an integral part of these statements

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) ("Company") is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name "First Look Pictures", and in the domestic video market under the name "First Look Home Entertainment". As stated in Note 12, subsequent to December 31, 2000, the Company has expanded its operations to include the production of television commercials.

As stated in Note 3, in June 2000, the Company entered into a Securities Purchase Agreement with Rosemary Street Productions, LLC ("Rosemary Street") under which Rosemary Street purchased from the Company certain equity instruments for cash consideration of $17 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenues

Revenues from nonrefundable guarantees payable by sub-distributors are recognized when the film becomes available for release and certain other conditions are met in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). Amounts received in advance of the film being available are recorded as deferred revenue. Revenues from direct theatrical distribution of films are recognized on the dates of exhibition. Revenues from home video market are recognized, net of a reserve for returns, upon availability of product to retailers.

Film Costs and Amortization

The Company accounts for film costs in accordance with SOP 00-2. Film costs include the direct costs of acquiring and producing motion picture product. Capitalized costs, which include interest, are amortized using the individual film forecast method whereby expense is recognized in the proportion that current year revenues for each film bear to management's estimate of ultimate revenues. Film costs are stated at the lower of net unamortized cost or net realizable value.

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 00-2, which replaces SFAS No. 53. SOP 00-2 was adopted for the Company's fiscal year beginning January 1, 2000. SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new standard, all exploitation costs such as advertising and marketing costs for theatrical and television products will be expensed as incurred, whereas under the previous standards, these costs were capitalized and amortized over the products' lifetime revenues. In addition, the new standard requires that development costs for abandoned projects be charged directly to expense rather than being included in production overhead and reestablished as film costs. The Company elected early adoption of SOP 00-2 and, as a result, in the fiscal quarter ended June 30, 2000, a cumulative charge for the change in accounting principle of $15,582,000 ($14,123,000 net of income taxes) has been reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2000. Under SOP 00-2, the Company recorded additional operating expense of $888,000 for the year ended December 31, 2000.

Payables to Producers

The Company accounts for participations due to producers in accordance with SOP 00-2. Management's estimate of ultimate participations is accrued as an expense using the individual film forecast method whereby expense is recognized in the proportion that current year revenues for each film bear to management's estimate of ultimate revenues. In the year ending December 31, 2001, management expects to make payments of approximately $14,000,000 to settle payable to producer liabilities outstanding at December 31, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying value of the Company's cash and cash equivalents approximate fair value due to their short-term nature.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of assets, which range from 5 to 7 years using the straight line method. Leasehold improvements are amortized over the shorter of the useful lives of assets or the term of the lease.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. The Company has identified no such impairment losses.

Financial Instruments

The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and payable to producers approximate their fair value due to the relative short maturities of these instruments. The fair value of notes payable approximates the recorded value due to the stated interest rate on such instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 2000. SFAS No. 131 establishes standards for the way companies report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's management has determined that the Company operated within one discrete reportable business segment for the years ended December 31, 2000, 1999 and 1998.

Income Taxes

The Company records income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Income (Loss) Per Share

Basic and diluted net income(loss) per share is computed by dividing the net income(loss) applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net income(loss) per share calculation above because their effect would be anti-dilutive for the periods indicated:

                                            Year Ended December 31,
                                            -----------------------
                                       2000           1999           1998
                                       ----           ----           ----
Weighted average common stock
  equivalents:
     Convertible preferred stock       904,971               0             0
     Stock options                   1,546,377       2,310,722     2,244,274
     Warrants                        6,118,319       4,562,500     4,562,500

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans an Interpretation of APB Opinions No. 15 and 25" and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In March 2000, the Financial Accounting Standards Board issued FIN No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee which apply to awards issued after December 15, 1998. The Company's financial statements have been prepared under the guidance provided by FIN No. 44.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs credit evaluations of its customers and generally does not require collateral. As of December 31, 2000, two customers had outstanding balances of 10% or more ($3.5 million and $3.2 million, respectively) of the Company's total accounts receivable.

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

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

New Accounting Guidance

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard, which will now be effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Management does not expect the impact of adopting SFAS No. 133 on the Company's financial statements to be significant.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods to conform with the current year presentation.

NOTE 3 - AGREEMENT WITH ROSEMARY STREET PRODUCTIONS, LLC:

In June 2000, the Company consummated a Securities Purchase Agreement with Rosemary Street in which the Company sold to Rosemary Street for an aggregate cash price of $17,000,000 (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A convertible preferred stock and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock for an exercise price of $3.40 per share. Expenses associated with this issuance of stock and warrants totaled $580,000 through December 31, 2000. As of December 31, 2000, Rosemary Street owned approximately 53.5% of the Company's voting securities.

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street, Robert B. Little and Ellen Dinerman Little (collectively, "the Littles"), former co-chairs of the Board of Directors, co-chief executive officers and significant stockholders of the Company, forgave outstanding notes payable and other payables of $2,023,000 and contributed to capital $130,000 in cash and 1,588,812 shares of common stock. Pursuant to the agreement, the Company paid the Littles $1,430,000 to settle remaining outstanding notes payable and other payables.

NOTE 4 - MARKETABLE SECURITIES:

In July 1999, the Company and broadcast.com entered into an agreement whereby broadcast.com was granted the right to exhibit, via the Internet, certain films owned by the Company. Additionally, broadcast.com received 562,527 shares of the Company's common stock in consideration for 11,302 shares in broadcast.com.

In July 1999, the Company received 17,454 shares of common stock of Yahoo!, Inc. ("Yahoo!"), reflecting a 2 for 1 stock split, in exchange for its shares of broadcast.com, following Yahoo!'s acquisition of broadcast.com

The Company accounted for its investment in Yahoo! under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investment in Yahoo! was classified as an available-for-sale security and was carried on the balance sheet at fair value.

During 2000, the Company sold all its shares of Yahoo! common stock for approximately $2,056,000.

NOTE 5 - FILM COSTS:

Film costs consist of the following:
                                                         December 31,
                                                    2000              1999
                                                    ----              ----
                                                       (in thousands)
Film costs in release net of accumulated
  amortization                                    $ 11,702         $ 26,433
Films costs not yet available for release            1,691            1,931
                                                  --------         --------
                                                  $ 13,393         $ 28,364
                                                  ========         ========

Interest costs capitalized to films were $186,000, $303,000 and $649,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 2000, approximately 28% and 81% of unamortized film costs applicable to films in release, are expected to be amortized during the next year and next three years, respectively.

NOTE 6 - NOTES PAYABLE:

Notes payable consist of the following:

                                                       December 31,
                                                  2000               1999
                                                  ----               ----
                                                      (in thousands)
Chase Credit Facility                           $ 6,500             $   -
Coutts/Bankgesellschaft Credit Facility               -            18,053
Subordinated Note Payable                           616             1,711
                                                -------            ------
                                                $ 7,116          $ 19,764
                                                =======          ========

Concurrently with the consummation of the Securities Purchase Agreement with Rosemary Street (Note 3), the Company entered into a five year $40 million revolving credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions (the "Chase Credit Facility"). A portion of the proceeds from this new credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (the "Coutts/Bankgesellschaft Credit Facility"). The remaining proceeds will be available to finance the Company's production, acquisition, distribution and exploitation of motion pictures, and for working capital and general corporate purposes, including the Company's planned expansion into television commercial production (Note 12).

The amounts drawn down under the Chase Credit Facility bear interest, as the Company may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the Chase Credit Facility Agreement). In addition to an annual management fee of $125,000, the Company pays a commitment fee on the daily average unused portion of the Chase Credit Facility at an annual rate of 0.5%. Upon entering the Chase Credit Facility, the Company was required to pay a one-time fee of approximately $848,000. The Chase Credit Facility Agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities. The Chase Credit Facility is collateralized by all tangible and intangible assets, and future revenues of the Company.

In May 2001, the Company entered into an amendment to the Chase Credit Facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to:

         o permit the Company to obtain financing for one film from another lender;
         o increase the Company's overhead allowance from $5 million to $7.25 million; and
         o reduce the minimum level of Consolidated Net Worth (as defined in the credit agreement) that the Company is required to maintain from $28 million to $22 million.

As of December 31, 2000, the Company was not in compliance with the overhead and net worth covenants of the credit agreement as in effect prior to the amendment. Such non-compliance has been waived by the requisite lenders under the credit agreement.

In addition to the amounts outstanding under the Chase Credit Facility Agreement, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2001.

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes on earnings before income taxes are as follows:

                                 Years ended December 31,
                                 ------------------------
                                  2000           1999          1998
                                  ----           ----          ----
                                            (in thousands)
    Current
      State                      $     6        $     -       $    53
      Foreign withholding            131              -           117
                                 -------        --------      -------
                                       -              -           170
                                 -------        --------      -------
    Deferred
      State                            -           (60)          (49)
      Federal                          -          (676)          (68)
                                 -------        --------      -------
                                                  (736)         (117)
                                 -------        --------      -------
                                $    137       $  (736)       $   53
                                ========       =========      =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income (loss) before taxes and cumulative effect of accounting changes, as a result of the following differences:

                                     2000        1999          1998
                                     ----        ----          ----
Federal statutory rate             (34.0)%      (34.0)%        34.0%

State taxes, net of federal
  benefit and income not
  subject to tax                   (3.0)%        (3.0)%         3.0%

Deferred tax asset valuation
  allowance                         37.0%           -             -

Non-deductible portion of
  officers' life insurance             -            -           8.0%

Other                                2.2%           -           2.0%
                                 -------      -------        ------
                                     2.2%       (37.0)%        47.0%
                                 =======      =======         ======

The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes and the benefits associated with tax loss and foreign withholding tax credit carryforwards. The foreign withholding taxes are substantially recouped from the producers' share of revenue.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2000.

At December 31, 2000, the Company had net operating losses for both federal and state income tax purposes of approximately $9,957,000 and $9,906,000, respectively, which expire at various dates between 2014 and 2015, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Utilization of the carryforwards may be subject to utilization limitations which may inhibit the Company's ability to use carryforwards in the future.

NOTE 8 - SHAREHOLDERS' EQUITY:

Common Stock

During 2000, the Company increased the number of authorized shares of common stock, $.001 par value, from 25,000,000 to 50,000,000 shares.

Preferred Stock

During 2000, the Company increased the number of authorized shares of preferred stock, $.001 par value, from 2,000,000 to 10,000,000 shares.

Series A Preferred Stock

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street (Note 3), the Company issued 904,971 shares of Series A preferred stock. The Series A preferred stock has the following characteristics:

Voting - Each share of Series A preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred stock is then convertible. Holders of the Series A preferred stock vote together with common stockholders as one class.

Dividends - The holders of Series A preferred stock are not entitled to any dividends.

Liquidation Preference - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the then outstanding Series A preferred stock shall receive for each share an amount equal to the liquidation value, payable in preference and priority to any payments made to the holders of the then outstanding common stock. The exercise of the liquidation preference is not beyond the control of the Company's management.

Conversion - Each share of Series A preferred stock, at the option of the holder, is convertible at any time into two shares of common stock. Conversion is automatic if by October 15, 2001, the convertible preferred stock is still outstanding. At December 31, 2000, 1,809,942 shares of the Company's common stock have been reserved for conversion.

Stock Option Plans

In October 1996, the Company's stockholders approved the 1996 Basic Stock Option and Stock Appreciation Rights Plan ("1996 Plan"), under which incentive and non-qualified stock options and stock appreciation rights may be granted to certain employees, directors, independent consultants and certain other persons who provide services to the Company to purchase up to a maximum of 550,000 shares of common stock. The 1996 Plan calls for annual grants to non-employee directors of 5,000 shares at an exercise price equal to the fair market value of the common stock on the date of grant, which is the date of the Annual Stockholders meeting. These options are exercisable one year after the date of grant and expire on the earlier of ten years from the date of grant or three years from the date on which the director ceases to be a director of the Company.

As part of the Securities Purchase Agreement with Rosemary Street (Note 3), the Company cancelled all outstanding stock options granted to the Littles. Under the terms of the Company's 1996 Special Stock Option Plan, the Littles held options to purchase up to 2.2 million shares of common stock at exercise prices ranging from $5.00 to $8.50 per share. These stock options were issued in 1996 and vested over a five-year period. The Company subsequently granted the Littles fully vested stock options to purchase 500,000 shares of common stock at an exercise price of $3.40 per share.

In November 2000, the Company's stockholders approved the 2000 Performance Equity Plan ("2000 Plan"), under which a total of 1,000,000 shares of common stock are available for grant to the Company's key employees, directors and independent consultants. Awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 2000 plan.

An aggregate of 1,550,000 shares of common stock were reserved for grant under the 1996 Plan and the 2000 Plan of which 1,220,000 shares were available for future grant at December 31, 2000.

The following table summarizes stock option transactions during the years ended December 31, 2000, 1999 and 1998:

                                                             Weighted Average
                                         Number of Shares     Price Per Share
                                        -----------------    ----------------
Balance, December 31, 1997                   2,240,000           $    6.73
1998:
              Granted                           20,000           $    1.88

Balance, December 31, 1998                   2,260,000           $    6.69
1999:
              Granted                          120,000           $    2.40

Balance, December 31, 1999                   2,380,000           $    6.48
2000:
              Cancelled                      2,200,000           $    6.78
              Granted                          650,000           $    3.20

Balance, December 31, 2000                     830,000           $    3.22

Exercisable at December 31, 2000               716,000           $    3.31

The following summarizes prices and terms of options outstanding at December 31, 2000:

                          Stock Option Outstanding
                          ------------------------
                                          Weighted Average   Number Exercisable
                     Number Outstanding      Remaining        at December 31,
Exercise Price      at December 31, 2000  Contractual Life         2000
--------------      --------------------  ----------------   -----------------
 $  1.50                50,000                10 yrs               20,000
 $  1.75                10,000                10 yrs                    0
 $  1.88                20,000              5.25 yrs               20,000
 $  2.25                20,000              5.75 yrs               20,000
 $  2.38                35,000              6.75 yrs               20,000
 $  2.44               100,000                 8 yrs              100,000
 $  3.40               575,000               4.5 yrs              516,000
 $  5.25                20,000              4.25 yrs               20,000
                      --------                                   --------
                       830,000              5.44 yrs              716,000
                      ========                                   ========

                                      F-13

The Company applies APB No. 25 and related interpretations to account for stock options granted to employees and directors. Had compensation cost been recognized pursuant to the fair value approach of SFAS No. 123, the Company's pro forma net loss and net loss per share applicable to common stockholders would have been as follows:

                                                 2000       1999        1998
                                              ---------   --------   ---------
                                                      (in thousands)
Net loss before cumulative effect of
  accounting changes:

     As reported                              $(6,367)    $(1,253)   $    59
     SFAS 123 pro forma                        (6,700)     (1,670)      (276)

Net loss:
     As reported                              (20,490)     (1,253)        59
     SFAS 123 pro forma                       (20,823)     (1,670)      (276)

Basic and diluted net loss per share:
     As reported
        Net loss before cumulative effect
          of accounting changes                 (0.78)      (0.21)       0.01
        Net loss                                (2.52)      (0.21)       0.01

     SFAS 123 pro forma
        Net loss before cumulative effect
          of accounting changes                 (0.82)      (0.28)      (0.05)
        Net loss                                (2.56)      (0.28)      (0.05)

The fair value of each stock option granted has been estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


Risk-free interest rate                       6.10%
Expected life (in years)                    4 years
Dividend yield                                   0%
Expected volatility                             50%

Warrants

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street (Note 3), the Company granted Rosemary Street warrants to purchase 2,313,810 shares of common stock. The Company also granted warrants to purchase 600,000 shares of common stock to individuals as compensation for services rendered in connection with closing of the Securities Purchase Agreement. The Company also granted warrants to purchase 75,000 shares of common stock to an individual in consideration of his consent to the assignment by Rosemary Street to the Company of his first look agreement. These warrants have an exercise price of $3.40 per share, are fully vested, expire in June 2005 and remain unexercised at December 31, 2000.

In addition to the warrants issued pursuant to the Securities Purchase Agreement with Rosemary Street, at December 31, 2000, warrants to purchase 4,500,000 and 75,000 shares of common stock, issued in 1995 and 1996, at an exercise price of $5.00 per share remained unexercised. These warrants are fully vested and expire in February 2002 and October 2003, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Through June 2000, Ellen Dinerman Little was employed by the Company as its co-chairman of the board, co-chief executive officer and president. In June 2000, the Company and Ms. Little terminated Ms. Little's existing employment agreement and the Company entered into a first look agreement with The Little Film Company, Inc. and Ms. Little. The agreement provides for a three-year term ending in June 2003. Pursuant to the first look agreement, The Little Film Company receives (i) an annual fee of $100,000; (ii) a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and (iii) customary overhead, including office space, staff, telephone and reasonable travel costs. The Little Film Company also will be compensated on a project-by-project basis. The Company will have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company will furnish the Company with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria.

In October 2000, the Company entered into a consulting agreement with Wharton Capital Partners Ltd. ("Wharton"). Barry Minsky, a director of the Company, is the chief executive officer and a 50% shareholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000, and is entitled to receive a monthly fee of $4,166 for 24 months starting in November 2000. According to the agreement, if Wharton introduces the Company to a financing source and the Company consummates any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then the Company also will pay Wharton an amount equal to (i) 5% of all funds received by the Company from such public or private equity financing and (ii) 3% of all funds received by the Company from such public or private debt financing. Additionally, upon completion of an equity-based financing, the Company will issue to Wharton warrants to purchase shares of the Company's common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

As of December 31, 2000, the Company was committed to pay a minimum guarantee of approximately $281,000 contingent upon delivery of a film to the Company.

The Company leases office space and office equipment under various operating leases, which expire between 2001 and 2003. Total rental expense under these leases for the years ended December 31, 2000, 1999 and 1998 amounted to $255,000, $257,000, and $277,000 respectively. Minimum annual rental payments under non-cancelable leases are as follows:

         2001                               $259,000
         2002                                196,000
         2003                                  7,000

NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign revenues are summarized as follows:

                                              Years Ended December 31,
                                         2000          1999            1998
                                         ----          ----            ----
                                                  (in thousands)
Western Europe                         $ 9,289        $14,282        $ 9,723
Asia                                     1,999          1,701          1,298
Latin America                            1,139          1,610          1,316
Eastern Europe                             806            469            673
Other                                    1,775          4,775          4,125
                                       -------        -------        -------
                                       $15,008        $22,837        $17,135
                                       =======        =======        =======


Customers representing 10% or more of the Company's revenues accounted for $3,014,000 (one customer) for the year ended December 31, 2000, $3,500,000 (one customer) for the year ended December 31, 1999 and, $5,000,000 (one customer) for the year ended December 31, 1998.

NOTE 12 - SUBSEQUENT EVENTS:

         Since December 31, 2000, the Company has established a television commercial division to produce television commercials ("spots") for domestic and international markets. The Company has hired experienced management and supporting staff and has engaged directors of television commercial productions. The Company expects to begin producing television commercials in the second half of 2001. In May 2001, the Company entered into a sublease agreement ending on March 31, 2003 for its television commercial production operations for an annual rent of $108,000.