Form 10-Q
period 2001-03-31
FIRST LOOK MEDIA INC
filed 2001-05-23
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         The number of shares of common stock outstanding as of May 21, 2001 was 9,803,906.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information

                                                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2001 (unaudited)
                and December 31, 2000.......................................3

         Consolidated Statements of Operations (unaudited) for the
                three months ended March 31, 2001 and March 31, 2000........4

         Consolidated Statements of Cash Flows (unaudited) for the
                three months ended March 31, 2001 and March 31, 2000........5

         Consolidated Statements of Comprehensive Income (unaudited)
                for the three months ended March 31, 2001 and
                March 31 30, 2000...........................................6

         Notes to Consolidated Financial Statements (unaudited).............7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........12


                           Part II - Other Information

Item 1.  Legal Proceedings.................................................13

Item 2.  Changes in Securities and Use of Proceeds.........................13

Item 3.  Defaults Upon Senior Securities...................................13

Item 4.  Submission of Matters to a Vote of Security Holders...............13

Item 5.  Other Information.................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................13

                  Signature................................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31, December 31,
                                                            2001        2000
                                                            ----        ----
                                                         (Unaudited)
                                                              (in thousands)
                              ASSETS:

Cash and cash equivalents                                  $    173    $    832
Accounts receivable, net of allowance for doubtful
  accounts of $1,100,000                                     28,070      26,583
Film costs, net of accumulated amortization                  13,163      13,393
Other assets                                                  1,473       1,472
                                                           --------    --------
                    Total assets                           $ 42,879    $ 42,280
                                                           ========    ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                      $  1,376    $  1,411
Accrued interest payable                                         15         174
Deferred revenue                                                134          87
Payable to producers                                         23,779      23,587
Notes payable                                                 7,541       7,116
                                                           --------    --------
                    Total liabilities                        32,845      32,375
                                                           --------    --------
Shareholders' equity:

Preferred stock, $.001 par value, 10,000,000 shares
    authorized; 904,971 shares issued
    and outstanding (Liquidation preference of
    $3,846,271)                                                   1           1
Common stock, $.001 par value, 50,000,000 shares
    authorized; 9,848,906 shares issued;
    9,803,906 shares outstanding                                 10          10
Additional paid in capital                                   30,675      30,675
Accumulated deficit                                         (20,565)    (20,694)
Treasury stock at cost, 45,000 shares                           (87)        (87)
                                                           --------    --------
         Total shareholders' equity                          10,034       9,905
                                                           --------    --------
         Total liabilities and shareholders' equity        $ 42,879    $ 42,280
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                        2001          2000
                                                        ----          ----
                                                    (in thousands except per
                                                           share amounts)
Revenues                                              $ 10,243    $  6,049

Expenses:
     Film costs                                          7,361       4,112
     Distribution and marketing                            892       1,164
     Selling, general and administrative                 1,657         793
                                                      --------    --------
        Total expenses                                   9,910       6,069
                                                      --------    --------
Income (loss) from operations                              333         (20)
                                                      --------    --------

Other income (expense):
     Interest income                                         3           -
     Interest expense                                     (257)       (519)
     Other income                                           66          54
                                                      --------    --------
        Total other expense                               (188)       (465)
                                                      --------    --------
Income (loss) before income taxes and
   cumulative effect of accounting changes                 145        (485)

Income tax provision                                        16          73
                                                      --------    --------
Income (loss) before cumulative effect of
    accounting changes                                     129        (558)

Cumulative effect of accounting changes
    (net of income taxes)                                    -     (14,123)
                                                      --------    --------
           Net income (loss)                          $    129    $(14,681)
                                                      ========    ========
Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of
    accounting changes                                $   0.01    $  (0.09)
Cumulative effect                                            -       (2.24)
                                                      --------    --------
           Net income (loss)                          $   0.01    $  (2.33)
                                                      ========    ========
Weighted average number of common shares outstanding     9,804       6,295
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                                   2001        2000
                                                                   ----        ----
                                                                    (in thousands)
Cash flows from operating activities:
   Net income (loss)                                            $    129    $(14,681)
Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Cumulative effect of accounting changes                            -      15,582
    Film cost amortization                                         7,361       4,112
    Additions to film costs                                         (632)       (538)
    Payment to producers                                          (6,309)     (3,254)
Change in assets and liabilities:
    Accounts receivable                                           (1,487)        698
    Other assets                                                       1        (258)
    Accounts payable and accrued expenses                           (194)        417
    Deferred income taxes                                              -      (1,459)
    Deferred revenue                                                  47          24
                                                                --------    --------
        Net cash (used in) provided by operating activities       (1,084)        643
                                                                --------    --------

Cash flows from financing activities:
     Net borrowings (pay down) under credit facility                 500        (852)
     Net pay down of subordinated note payable                       (75)          -
     Net pay down of note payable to related party                     -         (62)
     Restricted cash position                                          -           7
                                                                --------    --------
        Net cash provided by (used in) financing activities          425        (907)
                                                                --------    --------
Net decrease in cash and cash equivalents                           (659)       (264)

Cash, cash equivalents at beginning of period                        832         270
                                                                --------    --------

Cash, cash equivalents at end of period                         $    173    $      6
                                                                ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest                                                    $    433    $    492
                                                                ========    ========
    Income taxes                                                $      6    $      6
                                                                ========    ========
    Foreign withholding taxes                                   $     10    $     66
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                             Three Months Ended March 31,
                                                2001           2000
                                                ----           ----
                                                    (in thousands)
Net income (loss)                            $     129    $   (14,681)
Unrealized holding loss on investment
        available-for-sale                           -           (488)
                                             ----------   -----------
                                             $     129    $   (15,169)
                                             ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Consolidated Financial Statements").

2.     Film costs consist of the following:

                                                      March         December
                                                      31, 2001      31, 2000
                                                     ---------      --------
                                                         (in thousands)
       Film costs in release net of accumulated
           amortization                               $  11,012     $  11,702
       Film costs not yet available for release           2,151         1,691
                                                     ----------     ----------
                                                      $  13,163     $  13,393
                                                     ==========     ==========

3. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, in the fiscal quarter ended June 30, 2000 recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 net of income taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect", "anticipate", "estimate", "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. Please note that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

General

       The operations of Overseas Filmgroup, Inc., a privately held Delaware corporation ("Overseas Private"), were established in February 1980. The Company was formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. The Company acquired Overseas Private through a merger in October 1996 and the Company was the surviving corporation in the merger. Immediately following the merger, the Company changed its name to "Overseas Filmgroup, Inc." and succeeded to the operations of Overseas Private. In January 2001, the Company changed its name to "First Look Media, Inc." in order to reflect the broadening of its operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States, television commercial production and Internet content development.

       Today, the Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. The Company directly distributes certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment."

Results of operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

       Revenues increased by $4,194,000 (69.3%) to $10,243,000 for the three months ended March 31, 2001 from $6,049,000 for the months ended March 31, 2000. The increase was primarily due to increases in revenues from airlines of $575,000, U.S. video releases of $388,000 and a greater number of films generating revenues during the first quarter of 2001 compared to the first quarter of 2000.

       Film costs as a percentage of revenues increased to 71.9% for the three months ended March 31, 2001 compared to 68.0% for the three months ended March 31, 2000. Film costs include amortization of capitalized production and acquisition costs as well as current period participation cost accruals. The increase in film costs as a percentage of revenues for the three months ended March 31, 2001 compared to three months ended March 31, 2000 was primarily due to an increase in revenues from those films with higher capitalized production and acquisition costs and generally lower margins from films generating higher revenues. Distribution and marketing expenses as a percentage of revenues decreased to 8.7% for the three months ended March 31, 2001 compared to 19.2% for the three months ended March 31, 2000. In accordance with the new accounting standards established pursuant to SOP 00-2, the Company expenses all distribution and marketing expenses as incurred. The Company incurred $892,000 of distribution and marketing expenses during the three months ended March 31, 2001 compared to $1,164,000 during the three months ended March 31, 2000, a decrease of $272,000, or 23.4%.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $864,000 (109.0%) to $1,657,000 for the three months ended March 31, 2001 from $793,000 for the three months ended March 31, 2000. The Company capitalizes some of its overhead costs incurred in connection with its production activities related to a motion picture by adding the costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses was primarily as a result of increases in

       o salary, payroll taxes and related expenses of $522,000 due to additional personnel,

       o      legal and consulting fees of $90,000,

       o      bad debt expense of $52,000,

       o      insurance expense of $26,000,

       o      publicity expense of $33,000,

       o      computer supplies of $24,000 and

       o lower overhead capitalization of $118,000 due to the Company's reduced involvement in production related activities.

       Net other expense was $188,000 for the quarter ended March 31, 2001 compared to $465,000 for the quarter ended March 31, 2000. The decrease was primarily due to decreased interest expense of $262,000 as a result of lower outstanding notes payable during the quarter ended March 31, 2001 ($7,541,000) compared to the quarter ended March 31, 2000 ($20,839,000).

       As a result of the above, the Company had income before income taxes and cumulative effect of accounting changes of $145,000 for the quarter ended March 31, 2001, compared to a loss before income taxes and cumulative effect of accounting changes of $485,000 for the quarter ended March 31, 2000.

       The Company reported a cumulative effect of accounting changes of $14,123,000, net of income tax benefit of $1,459,000 for the quarter ended March 31, 2000, relating to its adoption of SOP 00-2.

       The Company had net income of $129,000 for the quarter ended March 31, 2001 (reflecting foreign withholding taxes and state taxes of $16,000), compared to a net loss of $14,681,000 for the quarter ended March 31, 2000.

Liquidity and Capital Resources

       The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations have been cash flow from operations, bank borrowings and equity financings.

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

As of March 31, 2001, Rosemary Street owned approximately 53.5% of the Company's voting securities.

Chase Facility

       Concurrently with the consummation of the June 2000 private placement with Rosemary Street, the Company entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. A portion of the proceeds from this new credit facility was used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds will be available to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights and for working capital and general corporate purposes, including the Company's expansion into television commercial production.

       Under the Chase facility, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon the Company's request. At March 31, 2001, the Company had borrowed an aggregate of $7,000,000 under the Chase facility.

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

Other Loans

       In addition to the amounts outstanding under the Chase facility, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2001. As of March 31, 2001, $543,000 (including interest accrued thereon) was outstanding under the subordinated note.

Note and Debt Contributions

       Concurrently with the June 2000 private placement with Rosemary Street, the Company entered into a note and debt contribution agreement with Robert B. Little and Ellen Dinerman Little (collectively, the "Littles"). Pursuant to the agreement, the Littles forgave:

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

Yahoo! Stock Sale

       In July and September 2000, the Company sold for approximately $2,056,000 all 17,454 shares of common stock of Yahoo!, Inc. that the Company received in July 1999 as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by Yahoo!, Inc.

Resources

       At March 31, 2001, the Company had cash and cash equivalents of $173,000, compared to cash and cash equivalents of $832,000 as of December 31, 2000. Additionally, as of March 31, 2001, the Company had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $134,000. At March 31, 2001, $7,983,000 was available for the Company to draw down under the Chase facility.

       The Company believes that its existing capital, funds from the Chase facility, funds from its operations and other available sources of capital will be sufficient to fund its operations for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments. Because very few of the Company's revenues are denominated in foreign currency, the Company does not believe there is a significant risk imposed on the Company due to the fluctuations in foreign currency exchange rates. The table below provides information about the Company's debt obligations as of March 31, 2001, including principal cash flows and related weighted average interest rates by expected maturity dates:

                             Expected Maturity Date
                             ----------------------
                                 (in thousands)
            Liabilities        2001     2002   2003  2004     2005    Thereafter
            -----------        ----     ----   ----  ----     ----    ----------
Variable rate:
  Chase Credit Facility                                    $ 7,000

     Average interest rate     8.0%     8.0%   8.0%  8.0%     8.0%

  Subordinated note payable   $ 541

     Average interest rate     9.5%

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2001, the Company did not make any sales of unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 10.28 Amendment No. 1, dated May 16, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among the Company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and the Chase Manhattan Bank, as Issuing Bank.

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 21, 2001


                                      FIRST LOOK MEDIA, INC.



                                      By:  /s/ William F. Lischak
                                         ---------------------------------
                                           William F. Lischak
                                           Chief Financial Officer, Chief
                                           Operating Officer and Secretary

                                  EXHIBIT INDEX
Exhibit
 Number       Description
--------      ------------

10.28 Amendment No. 1, dated May 16, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among the Company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and the Chase Manhattan Bank, as Issuing Bank.