Form 10-Q
period 2001-06-30
FIRST LOOK MEDIA INC
filed 2001-08-14
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


               The number of shares of common stock outstanding as of August 14, 2001 was 9,803,906.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information

                                                                                                             Page
Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000........................3

         Consolidated Statements of Operations (unaudited) for the three months and six months ended
                  June 30, 2001 and June 30, 2000.............................................................4

         Consolidated Statements of Cash Flows (unaudited) for the six months ended
                  June 30, 2001 and June 30, 2000.............................................................5

         Consolidated Statements of Comprehensive Income (unaudited) for the three months and six months ended June 30, 2001 and June 30, 2000................................................6

         Notes to Consolidated Financial Statements (unaudited)...............................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................14


                           Part II - Other Information
Item 1.  Legal Proceedings...................................................................................15

Item 2.  Changes in Securities and Use of Proceeds...........................................................15

Item 3.  Defaults Upon Senior Securities.....................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................................................15

Item 5.  Other Information...................................................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................................................15

         Signature...........................................................................................16

         Exhibit Index.......................................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,      December 31,
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                     (Unaudited)
                                                                                             (in thousands)

                                     ASSETS:
Cash and cash equivalents                                                        $         839    $       832
Accounts receivable, net of allowance for doubtful
  accounts of $1,100,000                                                                29,423         26,583
Film costs, net of accumulated amortization                                             15,148         13,393
Other assets                                                                             1,622          1,472
                                                                                 -------------    -----------
               Total assets                                                      $      47,032    $    42,280
                                                                                 =============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                                            $       1,529    $     1,411
Accrued interest payable                                                                   137            174
Deferred revenue                                                                           391             87
Payable to producers                                                                    24,164         23,587
Notes payable                                                                           11,450          7,116
                                                                                 -------------    -----------
               Total liabilities                                                        37,671         32,375
                                                                                 -------------    -----------

Shareholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 904,971 shares
   issued and outstanding (Liquidation preference of $3,846,271)                             1              1
Common stock, $.001 par value, 50,000,000 shares authorized; 9,848,906
   shares issued; 9,803,906 shares outstanding                                              10             10
Additional paid in capital                                                              30,675         30,675
Accumulated deficit                                                                   (21,238)       (20,694)
Treasury stock at cost, 45,000 shares                                                     (87)           (87)
                                                                                 -------------    -----------
               Total shareholders' equity                                                9,361          9,905
                                                                                 -------------    -----------
               Total liabilities and shareholders' equity                        $      47,032    $    42,280
                                                                                 =============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                    2001                2000       2001               2000
                                                    -----               -----     -----               ----
                                                                      (in thousands except per share data)
 Revenues                                       $       9,759    $     4,411    $   20,001      $   10,460

Expenses:
   Film costs                                           7,219          3,352        14,580           8,008
   Distribution and marketing costs                     1,261            795         2,151           1,415

   Selling, general and administrative                  1,737          1,095         3,394           1,889
                                                --------------   -----------    -----------   -------------
     Total expenses                                    10,217          5,242        20,125          11,312
                                                --------------   ------------   -----------  --------------
Loss from operations                                    (458)          (831)         (124)           (852)
                                                --------------   ------------   -----------  --------------

Other income (expense):
   Interest income                                          6             10             8              10
   Interest expense                                     (259)          (543)         (516)         (1,062)
   Other income                                            41             33           107              88
                                                --------------   ------------   -----------  --------------
     Net other expense                                  (212)          (500)         (401)           (964)
Loss before income taxes and cumulative
    effect of accounting changes                        (670)        (1,331)         (525)         (1,816)
                                                --------------   ------------   -----------  --------------

Income taxes                                                3             19            19              92
                                                --------------   ------------   -----------  --------------

Loss before cumulative effect of accounting
     changes                                            (673)        (1,350)         (544)         (1,908)
Cumulative effect of accounting changes                     -              -             -        (14,123)
                                                --------------   ------------   -----------  --------------

 Net loss                                       $       (673)   $    (1,350)    $    (544)   $    (16,031)
                                                ==============  =============   ===========  ==============

Basic and diluted loss per share:
---------------------------------
   Loss before cumulative effect of accounting
   changes                                             (0.07)         (0.21)        (0.06)          (0.30)
   Cumulative effect of accounting changes                  -              -             -          (2.19)
                                                -------------- --------------   -----------  --------------
   Net loss                                            (0.07)         (0.21)        (0.06)          (2.49)
                                                ============== ==============   ===========  ==============

Weighted average number of common share
outstanding                                             9,804          6,565        9,804           6,431
                                                ============== ==============   =========    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2001         2000
                                                             ----         ----
                                                             (in thousands)
Cash flows used in operating activities:
   Net loss                                                $   (544)   $(16,031)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Cumulative effect of accounting changes                    --        14,123
    Film cost amortization                                   14,580         907
    Additions to film costs                                  (4,101)     (2,377)
    Payment to producers                                    (11,657)        --
Change in assets and liabilities:
    Accounts receivable                                      (2,840)      3,193
    Other assets                                               (150)     (1,341)
    Accounts payable and accrued expenses                        81        (451)
    Payable to producers                                       --        (1,596)
    Deferred income taxes                                      --        (1,459)
    Deferred revenue                                            304        (325)
                                                           --------    --------
        Net cash used in operating activities                (4,327)     (2,165)
                                                           --------    --------

Cash flows from financing activities:

       Sale of securities, net of expenses                      --       16,696
     Net borrowings (pay down) under credit facility          4,500     (12,553)
     Net pay down of subordinated note payable                 (166)       (182)
     Net pay down of note payable to related party             --          (650)
     Restricted cash position                                  --            75
                                                           --------    --------
        Net cash provided by financing activities             4,334       3,386
                                                           --------    --------
Net increase in cash and cash equivalents                         7       1,221
Cash and cash equivalents at beginning of period                832         270
                                                           --------    --------

Cash and cash equivalents at end of period                 $    839    $  1,491
                                                           ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                               $    567    $  1,287
                                                           ========    ========
    Income taxes                                           $      6    $      6
                                                           ========    ========
    Foreign withholding taxes                              $     13    $     86
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                           Three Months Ended June 30,        Six Months Ended June 30,
                                           ---------------------------        --------------------------
                                             2001               2000             2001             2000
                                             ----               ----             ----             ----
                                                 (in thousands)                     (in thousands)
Net loss                                  $    (673)      $    (1,350)      $     (544)       $   (16,031)
Unrealized holding loss on
investment available-for-sale                      -             (488)                -            (1,017)
                                          -----------     -------------     ------------      -------------
Total comprehensive loss                  $    (673)      $    (1,838)      $     (544)       $   (17,048)
                                          ===========     =============     ============      =============




 The accompanying notes are an integral part of these consolidated financial statements

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Consolidated Financial Statements").

2.       Film costs consist of the following:

                                                                      June 30, 2001   December 31, 2000
                                                                      -------------   -----------------
                                                                             (in thousands)

         Film costs in release net of accumulated amortization        $      11,032   $      11,702
         Film costs not yet available for release                             4,116           1,691
                                                                      --------------  --------------
                                                                      $      15,148   $      13,393
                                                                      ==============  ==============



3. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company adopted SOP 00-2 and, as a result, in the fiscal quarter ended June 30, 2000 recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 net of income taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

4.       Segment Information

         The Company manages its business in two operating segments: Motion Picture Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment.

         The Motion Picture Distribution segment licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. Activities include direct theatrical, video and DVD distribution in the U.S. as well as licensing of rights to other theatrical, video and DVD distributors and to pay, basic and free television broadcasters throughout the world. The Television Commercial Production segment produces commercials ("spots") for manufacturers and service providers who use the commercial to promote their products and services. The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. There have been no inter-segment transactions during the reported period. The Company evaluates performance based on income or loss from operations before interest expense and taxes.

         Financial information by operating segment is set forth below:

                                       Three Months Ended June 30, 2001                     Three Months Ended June 30, 2000
                                       --------------------------------                     --------------------------------
                                                    Television                                     Television
                                   Motion           Commercial                       Motion        Commercial
                                  Pictures          Production         Totals        Pictures      Production       Totals
                                  ------------  ------------------- -------------  ------------ ---------------   ----------
                                                (in thousands)                                  (in thousands)
Revenues to external customers     $    9,759       $        -      $  9,759        $    4,411     $         -    $   4,411
Loss from operations before
    interest and taxes                  (186)             (272)         (458)             (831)               -        (831)



                                   Six Months Ended and as of June 30, 2001          Six Months Ended and as of June 30, 2001
                                   ----------------------------------------          ----------------------------------------
                                                (in thousands)                                    (in thousands)
                                                    Television                                     Television
                                   Motion           Commercial                       Motion        Commercial
                                  Pictures          Production         Totals        Pictures      Production       Totals
                                  ------------  ------------------- -------------  ------------- -------------   --------------

Revenues to external customers     $   20,001     $        -      $  20,001        $   10,460     $         -    $  10,460

Income (loss) from operations
   before interest and taxes              148           (272)         (124)             (852)               -        (852)
Total assets                           46,900             132        47,032            48,272               -       48,272


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. Please note that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues increased by $5,348,000 (121.2%) to $9,759,000 for the quarter ended June 30, 2001 from $4,411,000 for the quarter ended June 30, 2000. The increase in revenues was primarily due to, (i) increased number of titles with revenues over $200,000 from foreign territories and U.S. television rights during the quarter ended June 30, 2001 (11 titles with an average of $670,000 each), compared to the quarter ended June 30, 2000 (five titles with an average of $619,000 each), (ii) three video releases with an average of $204,000 during the quarter ended June 30, 2001 compared to two video releases with an average of $62,000 during the quarter ended June 30, 2000, (iii) an increase of approximately $305,000 in airline and straight distribution revenues during the second quarter 2001 and, (iv) an increase of approximately $70,000 in theatrical revenue.

         Film costs as a percentage of revenues decreased to 74.0% for the quarter ended June 30, 2001 compared to 76.0% for the quarter ended June 30, 2000. Film costs include amortization of capitalized production costs as well as accruals of participation cost for the current period. The decrease in film costs as a percentage of revenues was primarily due to higher negotiated fees on titles released during the quarter ended June 30, 2001 compared to quarter ended June 30, 2000.

         Distribution and marketing expenses increased to $1,261,000 for the quarter ended June 30, 2001 compared to $795,000 for the quarter ended June 30, 2000, primarily due to the increased number of titles released on video and in theaters as well as titles with world wide distribution rights.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $642,000 (58.6%) to $1,737,000 for the quarter ended June 30, 2001 from $1,095,000 for the quarter ended June 30, 2000. The increase was primarily due to increases in

         o salary, payroll taxes and related expenses of $424,000 due to additional personnel;
         o    legal and consulting fees of $79,000;
         o    bad debt expense of $216,000;
         o    health insurance expense of $15,000;
         o    employee benefits of $11,000;
         o    rent expense of $18,000; and
         o    office and computer supplies of $56,000.

     The above increases have been reduced by increased overhead capitalization of $190,000 due to the Company's increased involvement in production related activities.

         Net other expense decreased by $288,000 to $212,000 for the quarter ended June 30, 2001 compared to net other expense of $500,000 for the quarter ended June 30, 2000. The decrease is primarily due to lower interest expense of $284,000 as a result of lower outstanding notes payable and lower interest rates during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000.

         As a result of the above, the Company had a loss before income taxes of $670,000 for the quarter ended June 30, 2001, compared to a loss before income taxes of $1,331,000 for the quarter ended June 30, 2000.

         The Company had a net loss of $673,000 for the quarter ended June 30, 2001 (reflecting foreign withholding taxes of $3,000), compared to a net loss of $1,350,000 for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenues increased by $9,541,000 (91.2%) to $20,001,000 for the six months ended June 30, 2001 from $10,460,000 for the six months ended June 30, 2000. The increase in revenues was primarily due to, (i) increased number of titles with revenues over $200,000 from foreign territories and U.S. television rights during the six months ended June 30, 2001 (15 titles with an average of $885,000 each), compared to the six months ended June 30, 2000 (8 titles with an average of $880,000 each), (ii) six video releases with an average of $200,000 each for the six months ended June 30, 2001 compared to five video releases with an average of $67,000 each for the six months ended June 30, 2000 and, (iii) an increase of approximately $1,203,000 in airline and straight distribution revenues during the six months ended June 30, 2001.

         Film costs as a percentage of revenues decreased to 72.9% for the six months ended June 30, 2001 compared to 76.6% for the six months ended June 30, 2000. Film costs include amortization of capitalized production costs as well as accruals of participation cost for the current period. The decrease in film costs as a percentage of revenues was primarily due to higher negotiated fees on titles released during the six months ended June 30, 2001 compared to six months ended June 30, 2000.

         In accordance with the new accounting standards established pursuant to SOP 00-2, the Company expenses all distribution and marketing expenses as incurred. Distribution and marketing expenses increased to $2,151,000 during the six months ended June 30, 2001 compared to $1,415,000 for the six months ended June 30, 2000, primarily due to the increased number of titles released on video and in theaters as well as titles with world wide distribution rights.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $1,505,000 (79.7%) to $3,394,000 for the six months ended June 30, 2001 from $1,889,000 for the six months ended June 30, 2000. The increase was primarily due to increases in:

         o salary, payroll taxes and related expenses of $908,000 due to additional personnel;
         o   legal and consulting fees of $169,000;
         o   bad debt expense of $269,000;
         o   health insurance expense of $27,000;
         o   meals and entertainment expenses of $48,000;
         o   publicity expenses of $41,000;
         o   rent expense of $18,000;
         o   office and computer supplies of $87,000; and
         o   Shipping and messenger of $13,000.

     The above increases were reduced by an increase in overhead capitalization of $73,000 due to the Company's increased involvement in production related activities.

         Net other expense for the six months ended June 30, 2001 decreased by $563,000 to $401,000, compared to net other expense of $964,000 for the six months ended June 30, 2000. The decrease is primarily due to lower interest expense of $546,000 as a result of lower outstanding notes payable and lower interest rates during the six months ended June 30, 2001, compared to the quarter ended June 30, 2000.

         As a result of the above, the Company had a loss before income taxes and cumulative effect of accounting changes of $525,000 for the six months ended June 30, 2001, compared to a loss before income taxes and cumulative effect of accounting changes of $1,908,000 for the six months ended June 30, 2000.

         The Company reported a cumulative effect of accounting changes of $14,123,000, net of income tax benefit of $1,459,000 effective January 1, 2000, relating to its adoption of SOP 00-2.

         The Company had a net loss of $544,000 for the six months ended June 30, 2001 (reflecting foreign withholding taxes of $19,000), compared to a net loss of $16,031,000 (including a one-time charge of cumulative effect of accounting changes of $14,123,000) for the six months ended June 30, 2000.


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

As of June 30, 2001, Rosemary Street owned approximately 53.5% of the Company's voting securities.

Chase Facility

         Concurrently with the consummation of the June 2000 private placement with Rosemary Street, the Company entered into a $40 million credit facility with The Chase Manhattan Bank, of which $33,000,000 had been committed through June 6, 2001. On June 6, 2001, total commitment was increased to $40,000,000 as a result of a new bank joining Chase and the other commercial banks and financial institutions. A portion of the proceeds from this new credit facility was used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds will be available to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video products and, for working capital and general corporate purposes including the Company's expansion into television commercial production.

         Under the Chase facility, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which, may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon the Company's request. At June 30, 2001, the Company had borrowed an aggregate of $11,000,000 under the Chase facility.

         The amounts drawn down under the Chase facility bear interest, as the Company may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% or (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, the

Company pays a commitment fee on the daily average unused portion of the Chase facility at an annual rate of 0.5%. The Company has also paid a one-time fee of approximately $890,000 as a cost of acquiring the Chase facility. The Chase facility also restricts the creation or incurrence of indebtedness or issuance of additional securities. The Chase facility is collateralized by all tangible and intangible assets and future revenues of the Company.

         In May 2001, the Company entered into an amendment to the Chase facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to:

         o permit the Company to obtain financing for one film from another lender;
         o increase the Company's overhead allowance from $5 million to $7.25 million excluding bad debt expense; and
         o reduce the minimum level of Consolidated Net Worth (as defined in the credit agreement) that the Company is required to maintain from $28 million to $22 million.

Other Loans

         In addition to the amounts outstanding under the Chase facility, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of which were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2002. As of June 30, 2001, $450,000 was outstanding under the subordinated note.

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

Resources

         At June 30, 2001, the Company had cash and cash equivalents of $839,000, compared to cash and cash equivalents of $832,000 as of December 31, 2000. At June 30, 2001, $5,372,000 was available for the Company to draw down under the Chase facility.

         The Company believes that its existing capital, funds from the Chase facility, funds from its operations and other available sources of capital will be sufficient to fund its operations for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments. Because very few of the Company's revenues are denominated in foreign currency, the Company does not believe there is a significant risk imposed on the Company due to the fluctuations in foreign currency exchange rates. The table below provides information about the Company's debt obligations as of June 30, 2001, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                        Expected Maturity Date
                                                        ----------------------
                                                            (in thousands)
            Liabilities              2001           2002          2003         2004         2005      Thereafter
            -----------              ----           ----          ----         ----         ----      ----------
Variable rate:
  Chase Credit Facility                                                                   $ 11,000        -
     Average interest rate           5.6%           5.6%          5.6%         5.6%         5.6%
  Subordinated note payable                        $ 450
     Average interest rate                         8.25%


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the six months ended June 30, 2001, the Company did not make any sales of unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amendment No. 1, dated May 16, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among the Company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and the Chase Manhattan Bank, as Issuing Bank. Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-Q, filed with the SEC on May 23, 2001.

(b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2001


                              FIRST LOOK MEDIA, INC.



                              By:  /s/ William F. Lischak
                                 -------------------------------------------
                                   William F. Lischak
                                   Chief Financial Officer, Chief Operating
                                   Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   ------------

10.1 Amendment No. 1, dated May 16, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among the Company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and the Chase Manhattan Bank, as Issuing Bank. Incorporated by reference to Exhibit
         10.28 to the Company's Report on Form 10-Q, filed with the SEC on May 23, 2001.