Form 10-Q
period 2001-09-30
FIRST LOOK MEDIA INC
filed 2001-11-19
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         The number of shares of common stock outstanding as of November 16, 2001 was 11,613,848.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                                                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 2001
                (unaudited) and December 31, 2000...........................3

        Consolidated Statements of Operations (unaudited)
                for the three months and nine months ended
                September 30, 2001 and September 30, 2000...................4

        Consolidated Statements of Cash Flows (unaudited)
                for the nine months ended September 30, 2001
                and September 30, 2000......................................5

        Consolidated Statements of Comprehensive Income
                (unaudited) for the three months and nine
                months ended September 30, 2001 and September 30, 2000......6

        Notes to Consolidated Financial Statements (unaudited)..............7

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8

Item 3. Quantitative and Qualitative Disclosures About
                Market Risk................................................13


                           Part II - Other Information
Item 1. Legal Proceedings..................................................14

Item 2. Changes in Securities and Use of Proceeds..........................14

Item 3. Defaults Upon Senior Securities....................................14

Item 4. Submission of Matters to a Vote of Security Holders................14

Item 5. Other Information..................................................14

Item 6. Exhibits and Reports on Form 8-K...................................14

        Signature..........................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,      December 31,
                                                                                    ------------       -----------
                                                                                        2001               2000
                                                                                        ----               ----
                                                                                     (Unaudited)
                                                                                             (in thousands)
                                                       ASSETS:
                                                       -------
Cash and cash equivalents                                                        $              41    $           832
Accounts receivable, net of allowance for doubtful
  accounts and return reserve of $1,212,000 and $1,100,000, respectively                    29,515             26,583
Film costs, net of accumulated amortization                                                 19,389             13,393
Other assets                                                                                 1,778              1,472
                                                                                 ------------------  -----------------

               Total assets                                                      $          50,723    $        42,280
                                                                                 ==================  =================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
                                        ------------------------------------
Accounts payable and accrued expenses                                            $           1,737    $         1,411
Accrued interest payable                                                                       190                174
Deferred revenue                                                                             1,122                 87
Payable to producers                                                                        25,848             23,587
Notes payable                                                                               13,300              7,116
                                                                                 ------------------  -----------------
               Total liabilities                                                            42,197             32,375
                                                                                 ------------------  -----------------


Shareholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 904,971 shares
   issued and outstanding (Liquidation preference of $3,846,271)                                 1                  1
Common stock, $.001 par value, 50,000,000 shares authorized; 9,848,906
   shares issued; 9,803,906 shares outstanding                                                  10                 10
Additional paid in capital                                                                  30,675             30,675
Accumulated deficit                                                                        (22,073)          (20,694)
Treasury stock at cost, 45,000 shares                                                         (87)               (87)
                                                                                 ------------------  -----------------
               Total shareholders' equity                                                    8,526              9,905
                                                                                 ------------------  -----------------
               Total liabilities and shareholders' equity                        $          50,723    $        42,280
                                                                                 ==================  =================

         The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     --------------------------------     -------------------------------
                                                          2001              2000               2001             2000
                                                          -----             -----              -----            ----
                                                                     (in thousands except per share data)
    Revenues                                          $       8,171    $         4,767        $   28,172         $  15,228
                                                     ----------------- ----------------   ----------------  ---------------

   Expenses:
     Film costs                                               4,592              3,583            19,171            11,591
     Distribution and marketing costs                         2,677                630             4,829             2,046

     Selling, general and administrative                      1,537              1,150             4,931             3,039
                                                     --------------    ---------------    --------------    --------------
       Total expenses                                         8,806              5,363            28,931            16,676
                                                     --------------    ---------------    --------------    --------------
   Loss from operations                                        (635)              (596)             (759)           (1,448)
                                                     ----------------- ----------------   ----------------  ---------------

   Other income (expense):
     Interest income                                              2                13                10                 23
     Interest expense                                          (307)             (251)             (822)            (1,313)
     Other income                                               110               682                217               770
                                                     --------------    ---------------    --------------    --------------
       Net other (expense) income                              (195)              444               (595)             (520)
                                                     --------------    ---------------    --------------    --------------
   Loss before income taxes and cumulative
       effect of accounting change                             (830)             (152)            (1,354)           (1,968)

   Income taxes                                                   5                13                 25               105
                                                     --------------    ---------------    --------------    --------------
   Loss before cumulative effect of accounting
        change                                                 (835)             (165)            (1,379)           (2,073)
   Cumulative effect of accounting change                         -                -                  -            (14,123)
                                                     --------------    ---------------    --------------    --------------

    Net loss                                         $         (835)   $         (165)    $       (1,379)   $      (16,196)
                                                     ==============    ==============     ==============    ==============

   Basic and diluted loss per share:
   ---------------------------------
     Loss before cumulative effect of accounting
     change                                          $        (0.09)   $        (0.02)    $        (0.14)   $       (0.27)
     Cumulative effect of accounting change                       -                 -                 -             (1.87)
                                                     --------------    ---------------    --------------    --------------
     Net loss                                        $        (0.09)   $        (0.02)    $        (0.14)   $       (2.14)
                                                     ==============    ==============     ==============    =============

   Weighted average number of common share
   outstanding                                                9,804             9,804              9,804            7,564
                                                     ==============    ==============     ==============    =============

                      The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                      2001                   2000
                                                                      ----                   ----
                                                                             (in thousands)
Cash flows used in operating activities:
   Net loss                                                       $        (1,379)      $       (16,196)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Cumulative effect of accounting change                                      -                 15,582
    Film cost amortization                                                 19,171                 11,591
    Additions to film costs                                                (8,889)                (4,718)
    Payment to producers                                                  (14,017)                (8,490)
    Capital gain and other non-cash income                                      -                   (625)

Change in assets and liabilities:
    Accounts receivable                                                    (2,932)                 2,259
    Other assets                                                             (306)                (1,024)
    Accounts payable and accrued expenses                                     342                   (748)
    Deferred income taxes                                                       -                 (1,459)
    Deferred revenue                                                        1,035                   (123)
                                                                  ----------------    -------------------
        Net cash used in operating activities                              (6,975)                (3,951)
                                                                  ----------------    -------------------


Cash flows from investing activities:
    Sale of marketable securities                                               -                  2,056
                                                                ------------------    -------------------
         Net cash provided by investing activities                              -                  2,056
                                                                ------------------    -------------------


Cash flows from financing activities:
       Sale of securities, net of expenses                                      -                 16,647
     Net borrowings (pay down) under credit facility                        6,500                (12,553)
     Net pay down of subordinated note payable                               (316)                  (992)
     Net pay down of note payable to related party                              -                   (650)
     Restricted cash position                                                   -                     67
                                                                ------------------    -------------------
        Net cash provided by financing activities                           6,184                  2,519
                                                                ------------------    -------------------
Net (decrease) increase in cash and cash equivalents                         (791)                   624
Cash and cash equivalents at beginning of period                              832                    270
                                                                ------------------    -------------------

Cash and cash equivalents at end of period                      $              41     $             894
                                                                ==================    ==================

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest                                                    $             905     $            1,538
                                                                ==================    ===================
    Income taxes                                                $               9     $                6
                                                                ==================    ===================
    Foreign withholding taxes                                   $              16     $               98
                                                                ==================    ===================

         The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                      Septermber 30,                           September 30,
                                                   -------------------                     -------------------
                                                  2001               2000               2001                2000
                                                  ----               ----               ----                ----
                                                       (in thousands)                        (in thousands)
Net loss                                       $        (835)     $       (165)      $     (1,379)       $     (16,196)
Unrealized holding loss on investment
   available for sale                                      -                 -                 -                (1,017)
Reversal of unrealized holding gain
   on investment available for sale                        -              (460)                 -                 (460)
                                              --------------     --------------     --------------     ---------------
               Total comprehensive loss        $        (835)    $        (625)     $      (1,379)     $       (17,673)
                                              ==============     ==============     ==============     ===============



         The accompanying notes are an integral part of these consolidated financial statements

                             FIRST LOOK MEDIA, INC.
                  (formerly known as Overseas Filmgroup, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Consolidated Financial Statements").

2.       Film costs consist of the following:

                                              September 30,      December 31,
                                              -------------      -----------
                                                   2001             2000
                                                   ----             ----
                                                     (in thousands)

         Film costs in release net of
             accumulated amortization         $     13,652      $      11,702
         Film costs not yet available
             for release                             5,737              1,691
                                              ------------      -------------
                                              $     19,389      $      13,393
                                              ============      =============


3. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires companies to follow the guidance provided by SOP 00-2. The Company adopted SOP 00-2 and, as a result, in the fiscal quarter ended June 30, 2000 recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 net of income taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting change, effective January 1, 2000.

4.       Segment Information

         The Company manages its business in two operating segments: Motion Picture Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment.

         The Motion Picture Distribution segment licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. Activities include direct theatrical, video and DVD distribution in the U.S. as well as licensing of rights to other theatrical, video and DVD distributors and to pay, basic and free television broadcasters throughout the world. The Television Commercial Production segment produces commercials for manufacturers and service providers who use the commercial to promote their products and services. There have been no inter-segment transactions during the reported period. The Company evaluates performance based on income or loss from operations before interest expense and taxes.

         Financial information by operating segment is set forth below:

                                      Three Months Ended September 30, 2001             Three Months Ended September 30, 2000
                                      -------------------------------------             -------------------------------------
                                                     Television                                       Television
                                      Motion         Commercial                        Motion         Commercial
                                      Pictures       Production         Totals        Pictures        Production         Totals
                                     --------------  -----------    -------------  --------------  ----------------  --------------
                                                 (in thousands)                                    (in thousands)
Revenues from external
   customers                          $    7,966        $     205       $  8,171        $  4,767          $       -        $ 4,767
Loss from operations before
    interest and taxes                     (489)            (146)          (635)           (596)                  -          (596)


                                    Nine Months Ended and as of September 30,         Nine Months Ended and as of September 30,
                                 ----------------------------------------------    ----------------------------------------------
                                                   2001                                                2000
                                                   ----                                                ----
                                                  (in thousands)                                    (in thousands)
                                                    Television                                        Television
                                      Motion        Commercial                        Motion          Commercial
                                      Pictures      Production         Totals        Pictures         Production        Totals
                                 ---------------- ----------------  -------------  --------------  ----------------- ------------

Revenues from external
    customers                         $   27,967        $     205      $  28,172      $   15,228          $       -      $  15,228

Loss from operations
    before interest and taxes               (341)            (418)          (759)         (1,448)                 -         (1,448)
Total assets                              50,591              132         50,723          46,400                  -         46,400


5.       Subsequent Events:

         On October 15, 2001, pursuant to the terms of the Certificate of Designations, Preferences and Rights of Series A Preferred Stock, 904,971 shares of outstanding Series A Preferred Stock automatically converted into 1,809,942 shares of common stock.

         On November 8, 2001, the Company commenced a tender offer for 321,429 shares of the Company's common stock in exchange for outstanding warrants issued in connection with the Company's initial public offering in February 1995. Pursuant to the exchange offer, the Company will exchange .0714 of a share of the Company's common stock for every one of the Company's warrants tendered and accepted by the Company for exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. Please note that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this report and in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000. The risks highlighted above and elsewhere in this report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

General

         The operations of Overseas Filmgroup, Inc., a privately held Delaware corporation ("Overseas Private"), were established in February 1980. The Company was formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. The Company acquired Overseas Private through a merger in October 1996 and the Company was the surviving corporation in the merger. Immediately following the merger, the Company changed its name to "Overseas Filmgroup, Inc." and succeeded to the operations of Overseas Private. In January 2001, the Company changed its name to "First Look Media, Inc." in order to reflect the broadening of its operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States and television commercial production.

         Today, the Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. The Company directly distributes certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment."

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Revenues increased by $3,404,000 (71.4%) to $8,171,000 for the quarter ended September 30, 2001 from $4,767,000 for the quarter ended September 30, 2000. The increase in revenues was primarily due to, (i) five titles generating approximately $4,463,000 in revenue from foreign territories and U.S. television rights during the quarter ended September 30, 2001, compared to three titles generating $2,468,000 during the quarter ended September 30, 2000, (ii) six video releases generated $864,000 in revenue during the quarter ended September 30, 2001 compared to $653,000 generated by three video releases during the quarter ended September 30, 2000 and, (iii) an increase of approximately $1,178,000 in domestic theatrical and airline revenues.

         Film costs as a percentage of revenues decreased to 56.2% for the quarter ended September 30, 2001 compared to 75.2% for the quarter ended September 30, 2000. Film costs include amortization of capitalized production costs as well as accruals of participation cost for the current period. The decrease in film costs as a percentage of revenues was primarily due to higher negotiated distribution fees on titles released during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

         Distribution and marketing expenses increased to $2,677,000 for the quarter ended September 30, 2001 compared to $630,000 for the quarter ended September 30, 2000, primarily due to the increase in advertising and marketing expense as a result of increased number of video releases and expanded marketing campaigns on theatrical releases.

         Selling, general and administrative expenses increased by $387,000 (33.7%) to $1,537,000 for the quarter ended September 30, 2001 from $1,150,000 for the quarter ended September 30, 2000. The increase was primarily due to increases in:

    o salary, payroll taxes and related expenses of $293,000 due to additional personnel;
    o    legal and consulting fees of $27,000;
    o    bad debt expense of $52,000;
    o    health insurance expense of $13,000;
    o    rent expense of $27,000; and
    o    office and computer supplies of $34,000.

     The above increases have been offset by increased overhead capitalization of $60,000 due to the Company's increased involvement in production related activities.

         Net other income (expense) for the three-month period ended September 30, 2001 amounted to net other expense of $195,000, a decrease of $639,000 from $444,000 net other income recorded for the quarter ended September 30, 2000. The decrease is primarily due to recognizing a non-recurring capital gain of $625,000 on the sale of securities during the quarter ended September 30, 2000, and a net increase of $14,000 in interest expense and other income (expense) during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.


         The Company had a net loss of $835,000 for the quarter ended September 30, 2001 (reflecting foreign withholding and state taxes of $5,000), compared to a net loss of $165,000 for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues increased by $12,944,000 (85.0%) to $28,172,000 for the nine months ended September 30, 2001 from $15,228,000 for the nine months ended September 30, 2000. The increase in revenues was primarily due to, (i) fourteen titles generating approximately $14,714,000 from foreign territories and U.S. television rights during the nine months ended September 30, 2001 compared to nine titles generating approximately $5,462,000 during the nine months ended September 30, 2000, (ii) fourteen video releases generated $2,221,000 for the nine months ended September 30, 2001 compared to nine video releases which generated $994,000 for the nine months ended September 30, 2000 and, (iii) an increase of $1,078,000 in domestic theatrical revenue and (iv) an increase of approximately $1,290,000 in airline and distribution revenues during the nine months ended September 30, 2001.

         Film costs as a percentage of revenues decreased to 68.0% for the nine months ended September 30, 2001 compared to 76.1% for the nine months ended September 30, 2000. Film costs include amortization of capitalized production costs as well as accruals of participation cost for the current period. The decrease in film costs as a percentage of revenues was primarily due to higher negotiated distribution fees on titles released during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Distribution and marketing expenses increased to $4,829,000 during the nine months ended September 30, 2001 compared to $2,046,000 for the nine months ended September 30, 2000, primarily due to increased number of video releases and expanded advertising campaigns on theatrical releases.

         Selling, general and administrative expenses increased by $1,892,000 (62.3%) to $4,931,000 for the nine months ended September 30, 2001 from $3,039,000 for the nine months ended September 30, 2000. The increase was primarily due to increases in:

    o salary, payroll taxes and related expenses of $1,212,000 due to additional personnel;
    o    legal and consulting fees of $209,000;
    o    bad debt expense of $320,000;
    o    health insurance expense of $40,000;
    o    meals and entertainment expenses of $42,000;
    o    publicity expenses of $41,000;
    o    rent expense of $45,000; and
    o    office and computer supplies of $114,000.

     The above increases were offset by an increase in overhead capitalization of $133,000 due to the Company's increased involvement in production related activities.

         Net other expense for the nine months ended September 30, 2001 increased by $75,000 to $595,000, from $520,000 for the nine months ended September 30, 2000. The increase is primarily due to recognizing a non-recurring capital gain of $625,000 on the sale of securities during the nine months ended September 30, 2000, and a $478,000 decrease in interest expense as a result of maintaining lower outstanding notes payable and lower interest rates during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

         As a result of the above, the Company had a loss before income taxes and cumulative effect of accounting change of $1,354,000 for the nine months ended September 30, 2001, compared to a loss before income taxes and cumulative effect of accounting change of $1,968,000 for the nine months ended September 30, 2000.

         The Company reported a cumulative effect of accounting change of $14,123,000, net of income tax benefit of $1,459,000, effective January 1, 2000, relating to its adoption of SOP 00-2.

         The Company had a net loss of $1,379,000 for the nine months ended September 30, 2001 (reflecting foreign withholding and state taxes of $25,000), compared to a net loss of $16,196,000 (including a one-time charge relating to the cumulative effect of accounting change of $14,123,000) for the nine months ended September 30, 2000.


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

June 2000 Private Placement

         In June 2000, the Company consummated a private placement with Rosemary Street Productions, LLC ("Rosemary Street"), in which the Company sold to Rosemary Street for an aggregate cash purchase price of $17,000,000:

    o    5,097,413 shares of common stock;

    o 904,971 shares of Series A preferred stock ("Series A Preferred Stock"), each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis; and

    o five-year warrants to purchase up to 2,313,810 shares of common stock at an exercise price of $3.40 per share.

     On October 15, 2001, pursuant to the terms of the Certificate of Designations, Preferences and Rights of Series A Preferred Stock each share of outstanding Series A Preferred Stock automatically converted into two shares of common stock.

Chase Facility

         Concurrently with the consummation of the June 2000 private placement with Rosemary Street, the Company entered into a $40 million credit facility with The Chase Manhattan Bank. A portion of the proceeds from this new credit facility was used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds will be available to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video products, and for working capital and general corporate purposes including the Company's expansion into television commercial production.

         Under the Chase facility, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which, may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon the Company's request. At September 30, 2001, the Company had borrowed an aggregate of $13,000,000 under the Chase facility.

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

Other Loans

         In addition to the amounts outstanding under the Chase facility, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of which were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2002. As of September 30, 2001, $300,000 was outstanding under the subordinated note.

Resources

         At September 30, 2001, the Company had cash and cash equivalents of $41,000, compared to cash and cash equivalents of $832,000 as of December 31, 2000. At September 30, 2001, $6,024,000 was available for the Company to draw down under the Chase facility.

         The Company believes that its existing cash funds from the Chase facility, funds from its operations and other available sources of cash will be sufficient to fund its operations for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments. Because very few of the Company's revenues are denominated in foreign currency, the Company does not believe there is a significant risk imposed on the Company due to the fluctuations in foreign currency exchange rates. The table below provides information about the Company's debt obligations as of September 30, 2001, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                         Expected Maturity Date
                                         ----------------------
                                             (in thousands)
              Liabilities       2001    2002    2003   2004    2005  Thereafter
              -----------       ----    ----    ----   ----    ----  ----------
Variable rate:
  Chase Credit Facility           -       -       -      -   $ 13,000     -
     Average interest rate      5.8%    5.8%    5.8%   5.8%    5.8%       -


  Subordinated note payable      -    $ 300      -      -       -         -
     Average interest rate       -      7.0%     -      -       -         -

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Preferred Stock Conversion

         Pursuant to a securities purchase agreement dated May 3, 2000 between the Company and Rosemary Street, Rosemary Street purchased from the Company 904,971 shares of Series A Preferred Stock, each share of which automatically converted into two shares of common stock on October 15, 2001. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2).

Warrant Exchange

         On November 8, 2001, the Company commenced a tender offer whereby approximately 321,429 shares of the Company's common stock were offered in exchange for the outstanding warrants that were issued in connection with the Company's initial public offering in February 1995. In the exchange offer, the Company will exchange .0714 of a share of the Company's common stock for every one of the Company's outstanding warrants tendered and accepted by the Company for exchange. No fractional shares of common stock will be issued in the exchange offer. Fractional shares will be rounded up to the nearest whole share based upon the aggregate number of warrants tendered by the holder or its agent in the exchange offer. The exchange offer will expire on December 18, 2001, unless extended by the Company. The issuance of shares of common stock upon exchange of the warrants pursuant to the exchange offer are being issued pursuant to Section 3(a)(9) of the securities Act of 1933 and are, therefore, exempt from registration thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     None.

     (b)   Reports on Form 8-K

     None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 19, 2001


                             FIRST LOOK MEDIA, INC.



                             By: /s/ William F. Lischak
                                ----------------------------
                                 William F. Lischak
                                 Chief Financial Officer,
                                 Chief Operating Officer and
                                 Secretary