Form 10-K
period 2001-12-31
FIRST LOOK MEDIA INC
filed 2002-05-07
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-25308

                             FIRST LOOK MEDIA, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                           13-3751702
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            8000 Sunset Blvd., Penthouse East,
                      Los Angeles, CA                             90046
         (Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code: (323) 337-1000

Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2002, (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $1,193,265.

         The number of shares of common stock outstanding as of April 12, 2002 was 11,909,139.

                                     PART I

ITEM 1.  BUSINESS

General

         First Look Media, Inc. specializes in the acquisition and direct distribution of, and worldwide license and sale of distribution rights to, independently produced feature films in a wide variety of genres. These genres include:

         o        action;
         o        art-house;
         o        comedy;
         o        drama;
         o        foreign language;
         o        science fiction; and
         o        thrillers.

We have accumulated a library of distribution rights, including sales agency rights, in various media and markets to more than 310 feature films.

         We operate in numerous capacities, including as:


         o a distributor. We acquire the distribution rights to films for specified terms, territories and media from independent producers. In this capacity, we receive distribution fees. In exchange for these distribution rights, we may commit to pay the independent producer a minimum guaranteed payment ranging from approximately $100,000 to $5,000,000 at or after delivery of the completed film. These minimum guaranteed payments represent varying portions of the films' production costs, including, on occasion, substantially all of such costs. These minimum guaranteed payments may enable the independent producer to obtain financing for the production and/or completion of the film. By providing these minimum guaranteed payments, we are often able to secure more extensive distribution rights on more favorable terms. Additionally, we are able to distribute pictures directly in the United States both theatrically through our First Look Pictures division and on video and DVD through our First Look Home Entertainment division.

         o a producer. We selectively produce motion pictures that we distribute, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities. Additionally, we have established a television commercial production division.

         Historically, we have focused on licensing theatrical, video, pay television, free television, satellite and other distribution rights to foreign sub-distributors in major international territories and regions. These activities accounted for approximately 66.3% of our total revenues in 2000 and approximately 53.4% of our total revenues in 2001.

         Recently, we have become more active with distribution activities in the U.S. where we engage directly in domestic theatrical distribution through our First Look Pictures division and domestic video distribution through our First Look Home Entertainment division. Our theatrical distribution activities include booking motion pictures for exhibition at movie theaters, arranging for the manufacture of release prints from film negatives, and promoting motion pictures with advertising and publicity campaigns. Our video distribution activities include the promotion and sale of videocassettes to local, regional and national video retailers.

         In 2001, we launched a television commercial production division which generated $263,000 of gross revenue. In connection with this division, we have hired experienced management and engaged two experienced directors of television commercial productions. We have begun producing commercials that are broadcast on domestic television.

Corporate Information

         Our company was incorporated in Delaware in December 1993 under the name "Entertainment/Media Acquisition Corporation" in order to acquire an operating business in the entertainment and media industry. We consummated our initial public offering in February 1995, and in October 1996, we merged with Overseas Filmgroup, Inc., a privately-held Delaware corporation ("Overseas Private") that had been operating since February 1980. Our company was the surviving corporation in the merger. Upon consummation of the merger, we changed our name to "Overseas Filmgroup, Inc." We operated under the name "Overseas Filmgroup, Inc." until January 2001. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States and television commercial production.

         Our principal executive offices are located at 8000 Sunset Boulevard, Penthouse East, Los Angeles, California 90046, and our telephone number is (323) 337-1000.

Recent Developments

         Warrant Exchange

         On November 8, 2001, we commenced a tender offer in which we offered to exchange .0714 of a share of our common stock for every one of our outstanding warrants that we issued in our initial public offering in February 1995. The exchange offer was completed on January 11, 2002. 4,135,579 of our 4,500,000 outstanding warrants were tendered and accepted by us in exchange for 295,291 shares of our common stock. The warrant holders who elected not to participate in the exchange retained their right to purchase one share of our common stock for $5.00, for each warrant held. These warrants expired on February 16, 2002.

Strategic Objectives

         We seek to become a more significant player in the entertainment industry, while at the same time managing our risk and cash flow so as to be able to effectively respond to continuing changes in the entertainment industry. Our strategy to achieve our objectives includes:

         Expanding our domestic theatrical distribution activities. We believe there is great opportunity in the U.S. theatrical distribution market. In the past year, we released Bread and Tulips, an Italian language film which won seven "Donatello" awards (the Italian equivalent of an Oscar). The film generated approximately $4,500,000 in U.S. box office gross receipts. Previously, we have had domestic success with films such as John Sayles's The Secret of Roan Inish and the Academy Award-winning Antonia's Line. Limited financial resources has kept us from becoming a more active company in this area, however, we intend to utilize our expanded financial resources, including our Chase facility, to become increasingly more active in this market.

         Expanding our home entertainment division. In 2000, we created a home entertainment division called "First Look Home Entertainment." This division directly distributes films on videocassette and DVD. In 2001, we released seventeen films in the U.S. video/DVD market. We plan to release approximately twenty-seven films in the U.S. video/DVD market in 2002.

         Expanding our television commercial production division. We have established a television commercial production division called "First Look Artists." This division seeks to exploit the current trend in the industry of utilizing talent not typically associated with advertising, such as high-profile feature film directors. In this regard, we are assembling a roster of accomplished feature filmmakers who we believe can successfully cross over to the medium of television commercials. We also believe that we can attract proven television commercial directors to our division's projects by offering them access to potential film projects.

         Building upon our reputation and relationships with foreign sources. We believe that we enjoy a prominent position in the international independent film marketplace. We intend to capitalize on our reputation and relationships to exploit opportunities in the areas of production and acquisition financing, especially through private equity and international sources. These efforts will enable us to access films at lower cost and risk to us and to access increasingly higher profile (which generally means higher budget) films with commercial potential at reduced cost and risk to us.

         Reducing our risk by limiting our direct investment in acquisition costs and film production. As part of this strategy, we:

         o act as distributor or license distribution rights for films that are produced with funds provided by other parties and not by us; and

         o act on behalf of producers to locate and arrange equity sources, co-production and co-financing sources, pre-sales, gap financing and other resources for the production of motion pictures in exchange for sales and distribution rights to the films and negotiated fees.

         Acquiring films that we believe are likely to merit theatrical release, are suitable for initial release on pay and basic television or are suitable for initial release on videocassette or DVD. As part of this strategy, we:

         o acquire films that have recognizable cast and experienced directors and producers and which embody greater production values, which we believe enhances their audience appeal in the competitive theatrical market. We attempt to accomplish this by offering more incentives to talent than is offered by major studios, such as greater creative and financial opportunity tied to film performance;

         o acquire films that are oriented to basic and pay television programming needs as well as video and DVD markets, such as films with lower budgets and which target specific genres, such as horror and "monster" films; and

         o develop relationships with major studios and seek to expand our executive producing role in connection with motion pictures that other companies produce and/or distribute.

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

         During the past 15 years, independent production and distribution companies, many with financial and other ties to the major studios, have played an important role in the production and distribution of motion pictures for the worldwide feature film market. These companies include:

         o Miramax Films Corporation, now owned by The Walt Disney Company, which produced Scary Movie, the Scream film series, Shakespeare in Love and Chocolat;

         o New Line Cinema Corporation/Fine Line Features, now owned by AOL/Time Warner, which produced Lord of the Rings: The Fellowship of the Ring, the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles and the Nightmare on Elm Street series;

         o USA Films (formerly October Films and now owned by Vivendi/Universal), which produced Traffic, Secrets & Lies and Breaking the Waves together with Gramercy Pictures, which produced Dead Man Walking and Fargo, is part of USA Films and USA Network;

         o Orion Pictures, now affiliated with MGM/UA, which produced The Silence of the Lambs;

         o Artisan Entertainment Inc., which distributed The Blair Witch Project; and

         o Lion's Gate Films, which produced and distributed Frailty, Monster's Ball and American Psycho and which distributed Dogma, Gods and Monsters and Affliction.

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

         Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Russia, Spain and the United Kingdom have substantial indigenous film industries. As in the United States, in a number of these countries the film industry, and in some cases, the entertainment industry, in general, is dominated by a small number of companies that maintain large and diversified production and distribution operations. However, like in the United States, in most of these countries, there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors. In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films and foreign English-language films appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis because they draw a specialized audience.

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

         Motion Picture Distribution

         General

         Motion picture distribution involves domestic and international licensing of the picture for:

         o        theatrical exhibition;

         o        videocassettes and digital video discs (DVD);

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

         Acquisition of distribution rights

         A sales agent does not generally acquire distribution rights from the producer or other owner of rights in the motion picture. Instead, he acts as an agent for the producer or rights owner, licensing the distribution rights to distributors on behalf of the producer or rights owner in exchange for a sales agency fee. This fee typically is computed as a percentage of gross revenues from licenses obtained by the sales agent. A distributor generally licenses and takes a grant of distribution rights from the producer or other rights owner of the motion picture for a specified term in a particular territory or territories and media, generally in exchange for a distribution fee calculated as a percentage of gross revenues generated by the distribution of exploitation of the motion picture. The distributor may agree to pay the producer of the motion picture an advance or a minimum guarantee upon the delivery of the completed motion picture. This amount is to be recouped by the distributor out of revenues generated from the exploitation of the motion picture in particular media or territories. After receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its distribution costs, the distributor generally pays the remainder of revenues in excess of an ongoing distribution fee to the producer of the motion picture.

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

         The distribution cycle

         Concurrently with their release in the United States, motion pictures typically are released in Canada and also may be released in one or more other international markets. Generally, a motion picture that is released theatrically is available for distribution in other media during its initial distribution cycle as follows:
                                                      Number of months following
                                                      initial Domestic
Marketplace (Media)                                   theatrical release
------------------------                              --------------------------
International theatrical                                  Concurrent
Domestic home video and DVD (initial release)             4-6 months
Domestic pay-per-view                                     6-9 months
International home video and DVD (initial release)        6-12 months
Domestic pay television                                   12-15 months
International television (pay or free)                    18-24 months
Domestic free television (network, barter syndication,
syndication and basic cable)                              30-33 months

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

         While arrangements for the exhibition of a film vary greatly, there are certain economic relationships generally applicable to theatrical distribution. Theater owners retain a portion of the admissions paid at the box office, typically referred to as gross box office receipts. The share of the gross box office receipts retained by a theater owner generally includes a fixed amount per week, in part to cover overhead, plus a percentage of receipts that usually increases over time. Although these percentages vary widely, a theater owner's share of a particular film's revenues will normally be approximately 50% to 65% of gross box office receipts. The balance of the gross box office receipts (50% to 35%), referred to as gross film rentals, is paid to the distributor. The distributor then retains a distribution fee, which is typically 25% to 35%, from the gross film rentals. This percentage is used to recover the costs incurred in distributing the film, which consist primarily of marketing and advertising costs and the cost of release prints for exhibition. The balance of gross film rentals, after deducting distribution fees and distribution costs recouped by the distributors, is then applied against the recoupment of any advance paid for the distribution rights plus interest and the balance is paid to the producer or other rights owner of the film.

         Home video, DVD

         A motion picture released theatrically typically will become available for videocassette and digital video disc ("DVD") distribution within four to six months after its initial domestic theatrical release. Certain films are not initially released theatrically but may instead be released directly to home video and DVD. Given the increasing preference of retail video stores for films which have achieved successful theatrical releases, it has become increasingly difficult to generate significant revenues from films first released directly on video/DVD.

         Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers that rent or sell videocassettes to consumers primarily for home viewing. Recently, the market for videocassettes has been supplemented by, and in some ways replaced by, the market for DVD's. DVD units are typically available both to rental markets and sell-through markets at the same time and today are priced between $14 to $20 per unit. Impacted by this, per unit pricing on videocassettes has dropped over the past years quite dramatically as consumers convert from videocassette players to DVD players. Additionally, revenue sharing arrangements (arrangements whereby retail stores and chains pay little or nothing for each cassette, but rather shares the revenue generated from renting such cassette, with the licensor), have significantly impacted the business. In such arrangements, revenue related to a particular video release is earned over a period of time (generally up to one year), rather than on the first day of video release. Following the initial marketing period, selected films may be remarketed at a wholesale price of $10 to $15 or less for sale to consumers. A few major releases with broad appeal may be initially offered by a film distribution company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Today, most home video distribution contracts in international territories are arranged similarly to those in domestic territories, although the wholesale prices may differ.

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

Our Motion Picture Distribution

         International distribution

         Our management has considerable expertise in international distribution. Robert B. Little, our co-chairman of the board and president, has substantial experience in licensing motion pictures for distribution outside the United States and has been active in international motion picture sales since 1975. Over the past 25 years, he has developed relationships with distributors in most territories through his foreign sales activities. In addition, we are a founding member of the American Film Marketing Association, which sponsors the American Film Market. The American Film Market, along with the Cannes Film Festival and MIFED, are the major annual international film markets that are attended by distributors worldwide. We participate annually with a sales office at all three major film markets, as well as three major television and two major video markets. We also attend many film festivals throughout the world including Sundance, the Toronto Film Festival and others. From time to time, we also may engage independent representatives to assist us in acquiring and licensing motion picture rights.

         We license distribution rights internationally in various media such as theatrical, video/DVD, pay television, free television, satellite and other rights to foreign sub-distributors on either an individual rights basis or grouped in combinations of rights. We license these rights to sub-distributors in international territories either on a picture-by-picture basis or occasionally pursuant to output arrangements. Currently, our most important international territories are Australia, the Benelux countries, Canada, France, Germany, Italy, Japan, Scandinavia, Spain and the United Kingdom.

         The terms of our license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single or multiple motion pictures. Most of our license agreements provide that we will receive a minimum guarantee from the foreign sub-distributor with all or a majority of the minimum guarantee paid prior to, or upon delivery of, the film to the sub-distributor for release in the particular territory. The remainder of any unpaid minimum guarantee generally is payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recovered by the sub-distributor out of the revenues generated from exploitation of the picture in the territory. The foreign sub-distributor retains a negotiated distribution fee, generally measured as a percentage of the gross revenues generated from its distribution of the motion picture, recovers its distribution expenses and the minimum guarantee and ultimately pays us the remainder of any receipts in excess of the distributor's ongoing distribution fee. We must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee.

         We occasionally do not receive a minimum guarantee from the foreign sub-distributor and instead negotiate terms that usually result in an allocation of gross revenues between the sub-distributor and us. Typically, the terms of these types of arrangements provide for the sub-distributor to retain an ongoing distribution fee, calculated as a percentage of the sub-distributor's gross receipts in the territory, recover its expenses and pay remaining receipts in excess of the ongoing distribution fee to us. Alternatively, often with respect to video rights, the terms may provide for a royalty to be paid to us calculated as a percentage of the sub-distributor's gross receipts from exploitation of the video rights without deduction for the sub-distributor's distribution expenses.

         At times, we enter into output arrangements with local foreign distributors whereby the foreign sub-distributor receives the right, typically for a specified period and number of motion pictures, to distribute motion pictures that we have released in a particular territory and designated media. In some circumstances, the foreign sub-distributor pays us a minimum guarantee on a picture-by-picture basis with each minimum guarantee having been either pre-negotiated or computed as a stipulated percentage of the production or acquisition cost of each picture.

         Domestic distribution

         In addition to obtaining foreign distribution rights, we have been active in acquiring domestic distribution rights. We exploit our domestic distribution rights in a variety of ways. In 1993, we established First Look Pictures, our domestic theatrical releasing operation, and in 1999 we began releasing films directly on video under First Look Home Entertainment. Some of the films we license or distribute receive domestic theatrical release by First Look Pictures or video release by First Look Home Entertainment. We may license films initially to television broadcasters for release initially on television. We also license to third party distributors, such as Fox Searchlight, who may release a picture theatrically and distribute the film in other media as well.

         We occasionally license domestic video rights of a film to sub-distributors, including Blockbuster, Inc., USA Films and Columbia TriStar Home Video. In addition, we have created First Look Home Entertainment, which released seventeen films on video in 2001, and we expect to release approximately twenty-seven films during 2002.

         We license distribution rights directly to pay television services including HBO, Showtime and Encore, as well as smaller services, pay-per-view services and basic cable services, including USA, Lifetime, Bravo and the Independent Film Channel. Although we have not engaged in significant licensing or syndication of domestic free television rights except as part of a license of rights in multiple media, we control these rights to a significant portion of the films in our library and have licensed these rights in certain films to third parties.

         In some cases, we will license the right to distribute a film domestically in multiple media to a major studio, a division of a major studio or an independent distributor. Although the terms of these licenses vary, we typically will be paid a minimum guarantee. The sub-distributor then retains a distribution fee, measured as a percentage of the gross receipts received by the sub-distributor from exploitation of the film, recovers its distribution costs and the advance paid to us, and ultimately pays us the remainder of any receipts in excess of an ongoing distribution fee.

         We do not always receive a minimum guarantee from the licensing of distribution rights to foreign and domestic sub-distributors. This has caused us to rely more heavily on the actual financial performance of the film being distributed. In some circumstances, whether we receive a minimum guarantee depends upon the media. For example, in the case of motion pictures that have not been theatrically released, we may enter into video/DVD distribution arrangements with sub-distributors where no minimum guarantee is paid to us or where the minimum guarantee paid to us is significantly less than those paid to us for similar films in the past. In addition, even if we do obtain minimum guarantees from our sub-distributors, the minimum guarantees do not assure the profitability of our motion pictures or our operations. Additional revenues may be necessary from distribution of a motion picture to enable us to recover any investment in the motion picture in excess of the aggregate minimum guarantees obtained from sub-distributors, pay for distribution costs, pay for ongoing acquisition and development of other motion pictures by us and cover general overhead. While the pre-licensing of distribution rights to sub-distributors in exchange for minimum guarantees may reduce some of our risk from unsuccessful films, it also may result in us receiving lower revenues with respect to highly successful films.

         First Look Pictures

         Some of the motion pictures for which we control domestic rights are directly distributed to theaters throughout the United States through First Look Pictures. During 2001, First Look Pictures released seven films (Chopper, Ed Gein, Question of Faith, Bread and Tulips, Lisa Picard is Famous, Bangkok Dangerous and Asoka). Although some of First Look Pictures' future releases may appeal to a wide audience, many of our releases to date have been foreign language and art-house films intended to appeal primarily to sophisticated audiences.

         We believe that we can benefit in several ways by theatrically distributing films in the United States directly through First Look Pictures. The domestic theatrical success of a motion picture can be a significant factor in generating revenues from its distribution in ancillary media and foreign markets. For example, retail video stores purchase few copies of videocassettes of motion pictures that have not been theatrically released. In addition, we believe we are generally able to obtain more favorable distribution terms in our agreements with foreign and domestic sub-distributors in other media with respect to motion pictures that have been theatrically released in the United States. We also believe that, in some cases, First Look Pictures' operations enable us to achieve domestic theatrical release for films that might not otherwise be released in U.S. theaters. In addition, we believe that our ability to release a film theatrically in the U.S. enables us to attract more recognizable talent, higher profile producers and more promising motion picture projects for both domestic and foreign distribution and that by theatrically releasing films ourselves in the United States, we can retain a significantly greater share of the revenue from domestic media in the event of a highly successful theatrical release.

         Films distributed theatrically in the United States by First Look Pictures typically have been released on a limited basis to initially less than 100 screens and in selected cities, expanding to new cities or regions based upon the performance of the film. Some films that are released in new cities as prints become available from cities where the engagement has closed, reducing the number of prints needed and the aggregate cost of the prints. We may release appropriate films with more mass market appeal on a wide release basis either through First Look Pictures or, more likely, by licensing the film to a domestic distributor with more significant financial and distribution resources.

         The cost to First Look Pictures to distribute a specialized motion picture or art-house film on a limited-release basis has typically ranged from approximately $100,000 to $2,000,000. Expenditures for prints, marketing and advertising represent a substantial portion of the costs of releasing a film. In connection with the acquisition of domestic theatrical rights to a film, we occasionally commit to spend no less than a specified minimum amount for prints and advertising costs. These costs are in addition to the direct production or acquisition costs and other distribution expenses of the films.

         Generally, in addition to receiving a distribution fee, we are entitled to recover our print and advertising expenditures. Although First Look Pictures may at times utilize standard broadcast television advertising, First Look Pictures typically supports its limited releases with local newspaper and, in certain instances, some cable television advertising. First Look Pictures also relies on local and national publicity, such as reviews or articles in local and national publications and appearances of a film's principal artists on radio and television talk shows. In contrast, distributors of national, wide release films rely primarily on national advertising campaigns, including substantial television advertising, to attract theatergoers.

         The success of a domestic theatrical release by First Look Pictures can be affected by a number of factors outside our control. These factors include:

         o        audience and critical acceptance;

         o        the availability of motion picture screens;

         o        the success of competing films in release;

         o awards won by First Look Pictures' releases or that of its competition;

         o        inclement weather; and

         o        competing televised events such as sporting and news events.

         As a result of the foregoing, and depending upon audience acceptance of the films distributed through First Look Pictures, we expect that in some cases we may not recover all of our distribution expenses or derive any profit solely from domestic theatrical distribution revenue of First Look Pictures' releases. In addition, we cannot assure you that total revenues from any First Look Pictures' release, including revenues derived from the film in ancillary media and international markets, will be sufficient to allow us to recover all of our costs or to realize a profit.

         During 2001, First Look Pictures released the following seven motion pictures:

------------------------ ------------------------------------ ----------------------------------- --------------------
Title                    Major Creative Elements              Storyline                           Release Date
------------------------ ------------------------------------ ----------------------------------- --------------------

Chopper                  Executive Producer:  Al Clark        Standover man, underworld           April 2001
                         Director:  Andrew Dominik            executioner and inventive
                         Cast:  Eric Bana                     raconteur, Mark `Chopper' Read is
                                                              Australia's most
                                                              infamous criminal
                                                              and best-selling
                                                              author. This is
                                                              the story.

------------------------ ------------------------------------ ----------------------------------- --------------------
Ed Gein                  Producer: Hamish McApline, Mark      The true and bizarre exploits of    May 2001
                         Boot and Mike Muscal                 the 1950's Wisconsin serial
                         Director: Chuck Parello              killer.
                         Cast: Steve Railsback and Carrie
                         Snodgress
------------------------ ------------------------------------ ----------------------------------- --------------------


------------------------ ------------------------------------ ----------------------------------- --------------------
Title                    Major Creative Elements              Storyline                           Release Date
------------------------ ------------------------------------ ----------------------------------- --------------------
A Question of Faith      Executive Producer:  Edward R.       In the heart of California wine     May 2001
                         Pressman                             country lies a monastery where
                         Director:  Tim Disney                centuries-old traditions of
                         Cast:  Martha Hackett, Bernard Hill  ritual, discipline and solitude create a timeless serenity-until
                                                              one dazzling moment changes
                                                              everything.
------------------------ ------------------------------------ ----------------------------------- --------------------
Bread and Tulips         Producer: Daniele Maggioni           Rosalba, a bored housewife, is      July 2001
                         Director: Silvio Soldini             left behind at a rest stop during
                         Cast: Licia Maglietta, Bruno Ganz,   annual holiday.  She tries to
                         Giuseppe Battiston                   hitchhike home but finds love in
                                                              Venice and stays with it.
------------------------ ------------------------------------ ----------------------------------- --------------------
Lisa Picard is Famous    Producer: Mira Sorvino, Dolly Hall   A filmmaker searching for a         August 2001
                         Director: Griffin Dunne              subject and an actor seeking fame
                         Cast: Griffen Dunne, Laura Kirk,     cross paths in a whimsical look
                         Nat De Wolf, Daniel London           at the consequences of blind.
                                    ambition.
------------------------ ------------------------------------ ----------------------------------- --------------------
Bangkok Dangerous        Producer: Nonzee Nimibutr            The story of a deaf-mute hitman     October 2001
                         Director: Oxide Pang and Danny Pang  and his partner who are based in
                         Cast: Pawalit Mon                    Bangkok.
------------------------ ------------------------------------ ----------------------------------- --------------------
Asoka                    Executive Producer: Mark Burton,     The epic tale of King Asoka's life. October 2001
                         Sanjiv Chawlaw and Francis Thomas
                         Director: Santosh Sivan
                         Cast: Shah Rukh Khan and Zkareena
                         Kapoor
------------------------ ------------------------------------ ----------------------------------- --------------------

         We anticipate the release of the following films by First Look Pictures in 2002:

------------------------ ------------------------------------ ----------------------------------- --------------------
Title                    Major Creative Elements              Storyline                           Anticipated
                                                                                                  Release Date
------------------------ ------------------------------------ ----------------------------------- --------------------

Elling                   Producer: Dag Alveberg               Based on the best selling           May 2002
                         Director: Peter Naees                Norwegian novel by Ingvar
                         Cast: Per Christian Ellefsen, Sven   Ambjornsen, Elling, directed by
                         Nordin and Marit Pia Jacobsen        Petter Naess, is a slyly funny and
                                                              emotionally
                                                              affecting odd
                                                              couple comedy
                                                              about two misfits
                                                              trying to find
                                                              their places in
                                                              society.
------------------------ ------------------------------------ ----------------------------------- --------------------
Song for Martin          Producer: Billie August, Lars        A beautiful and heart wrenching     Released in
                         Kolvig, Michael Lundberg and         portrait of a woman's love for      December 2001 for
                         Michael Obel                         her husband in the face of a        a one week Oscar
                         Director: Billie August              terrible and incurable disease.     qualifying run and
                         Cast: Sven Wollter, Viveka Seldahl                                       will be
                         and Reine Brynolfsson                                                    re-released in July
                                                                                                  2002
------------------------ ------------------------------------ ----------------------------------- --------------------
Skins                    Producer: Jon Kilik                  An inspirational tale about the     August 2002
                         Director: Chris Erye                 relationship between two Sioux
                         Cast: Eric Schweig, Graham Greene    Indian brothers living on the
                                                              Pine Ridge Indian reservation.
------------------------ ------------------------------------ ----------------------------------- --------------------
Lawless Heart            Producer: Martin Pope                Upon returning from his eight       September 2002
                         Director:  Tom Hunsinger and Neil    year journey, a young charismatic
                         Hunter                               man finds himself in the midst of
                         Cast:  Douglas Henshall, Tom         his cousin's funeral that serves
                         Hollander and Bill Nighy             as a springboard for three
                                                              entangling love stories.
------------------------ ------------------------------------ ----------------------------------- --------------------
No News from God         Producer: Edmundo Gil                Two angels, one from heaven and     September 2002
                         Director:  Agustin Diaz Yanes        one from hell, come to earth to
                         Cast:  Penelope Cruz, Victoria       save the soul of a boxer.
                         Abril
------------------------ ------------------------------------ ----------------------------------- --------------------

         We cannot assure that the motion pictures scheduled for release by First Look Pictures in 2002 or any motion pictures thereafter will actually be released or released in accordance with its anticipated schedule. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films.

Our Acquisition of Rights, Production and Financing

         We acquire sales and distribution rights from a wide variety of independent production companies and producers. We generally acquire rights to single films, as compared to acquiring films pursuant to multi-picture acquisition agreements with independent film companies or producers. We commit to acquire rights to motion pictures at various stages in the completion of a film, from films completed and ready for release to developed or undeveloped film projects for which we may arrange financing or production services to complete. In acquiring rights, we generally seek to obtain rights to commercially appealing motion pictures with substantially lower direct negative costs than motion pictures released by the major studios.

         In order to fund the acquisition costs of the films for which we acquire rights, we have primarily relied on:

         o        our credit facility;
         o other lenders willing to finance our contractual minimum guarantee obligations to the films' producers or rights owners;
         o        working capital;
         o        pre-sales;
         o        gap financing;
         o        insurance backed financing structures; and
         o other third party equity sources such as private investors and international partnerships receiving tax incentives through film investment activities.

         The films that we sell, license and distribute generally have direct negative costs ranging from $1,000,000 to $7,000,000. We may acquire rights to finance or produce motion pictures with direct negative costs and marketing costs below or substantially in excess of the average direct negative costs and marketing costs of the films that we have distributed. As part of our overall business strategy, we intend to emphasize films with more recognizable cast, directors and producers and greater production values and which may accordingly have broader appeal in the competitive theatrical market. We also will attempt to limit our exposure with respect to production and acquisition costs through accessing third party equity sources such as private investors.

         We sometimes acquire limited distribution or sales rights and at other times acquire worldwide rights, occasionally including the copyright, to films. The rights we acquire may depend upon whether we agree to pay the producer or other rights owner a minimum guarantee. Additionally, as part of our acquisition of theatrical, video and television distribution rights, we may obtain the right to exploit ancillary rights, such as music or sound track rights, merchandising rights, or rights to produce CD-ROMs or other interactive media products. Although we may license these rights to sub-distributors, we historically have not derived any significant revenues from these ancillary rights.

         In distribution arrangements where we do not pay a minimum guarantee, the amounts payable by us to the rights owner will depend upon our success in licensing the film and the financial performance of the film itself. In acquiring distribution rights to a completed or incomplete film, however, we may agree to pay the rights owner a minimum guarantee that is independent of the financial performance of the film. Historically, the minimum guarantees paid by us have ranged from approximately $25,000 to $5,000,000, although in some circumstances they may exceed these amounts. Depending upon the particular arrangement, a minimum guarantee may be payable in full at the time of delivery of the completed film or in installments following complete delivery of the film. The rights owner also may receive additional payments as a result of our exploitation of the distribution rights to the film. After receiving a distribution fee and recovering our distribution expenses and minimum guarantee, we pay the remainder of revenues in excess of an ongoing distribution fee to the rights owner.

         We typically receive a larger share of gross receipts from the license and distribution of motion pictures for which we have provided a minimum guarantee. At times, the minimum guarantee paid by us may represent all or a substantial portion of the film's production costs. In those circumstances, we may receive worldwide distribution rights in all media and may also obtain ownership of the copyright to the film with the producer. In 2001, we provided minimum guarantees for twelve films ranging from $25,000 to $1,000,000, including one which represented a majority of the final production costs of the film. Additionally, with respect to three films, we provided guarantees that sales, net of our fees and expenses, would achieve specified levels within a period of three years following commencement of principal photography of the related film.

         Our commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, our contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank to lend production funds. The bank typically will insure delivery of the film to us by requiring the producer to purchase a completion guaranty. To enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, we also may have to secure our purchase or acquisition commitment, which we generally have done by obtaining a letter of credit from our lenders. In some situations, the production company or producer of a film initially may obtain funds:

         o from other distribution companies that obtain distribution rights in specified media or territories, for example, the domestic distribution rights or distribution rights in Germany or the United Kingdom;

         o by accessing foreign governmental film industry incentive programs such as programs offered in the past by the Isle of Man, the United Kingdom, Canada, Germany, Australia and New Zealand; or

         o by using its own resources or other resources available to it, and subsequently approaching us to supply the remaining funds necessary to complete or co-finance the film in exchange for our obtaining the remaining distribution rights to the motion picture.

         We also have been actively involved in co-financing arrangements. When we participate in co-financing arrangements, we will commit to fund a portion of a particular film's production costs in combination with others.

         In June 2000, we entered into a "first look" agreement with The Little Film Company, Inc. and Ellen Dinerman Little, our former co-chairman, co-chief executive officer and president. The agreement provides for a three-year term ending in June 2003. Under this agreement, we will have an exclusive "first look" on any project that The Little Film Company owns or controls or which it has the right to submit to us or any project that it has the right to acquire or may wish to acquire for development or production. The agreement also provides for us to pay The Little Film Company annual overhead for office space and related expenses, an annual fee and a discretionary revolving development fund. We also will compensate The Little Film Company on a project-by-project basis.

         In connection with the purchase of certain of our securities by Rosemary Street in June 2000, Rosemary Street assigned to us a first look agreement with Grandview Pictures LLC and Jon Kilik. The agreement provides for a three-year term ending in May 2002, which we may renew for an additional two-year term. Under the agreement, we will have an exclusive "first look" on any project that Grandview Pictures wants to produce and which it owns or controls or which it has the right to submit to us under the agreement or which it has the right to acquire or may wish to acquire for development and/or production, or has been authorized by third parties to submit to us for development and/or production, as a feature length theatrical motion picture or television production. The agreement also provides for us to pay to Grandview Pictures annual overhead for its New York office, including an annual salary for Jon Kilik and fees for Kilik's production services based on the cash budget of the applicable pictures. We also will compensate Grandview Pictures for each theatrical or television motion picture produced by Kilik. Skins is the first film to be produced under our "first look" agreement with Grandview Pictures.

         During 2001, we were involved in arranging and/or providing a significant portion of the production financing for ten motion pictures (Bark, Quicksand, My Kingdom, Bundy, Between Strangers, Evelyn, Julie Walking Home, Skins, Snapshots and Triggermen) four of which were completed by the end of 2001 and six of which were in post-production. We attempt to minimize the risks associated with any development and production activities that we conduct in a variety of ways. We do not maintain a substantial staff of creative or technical personnel. We also do not own or operate sound stage and related production facilities and, accordingly, do not have the fixed payroll, general and administrative and other expenses resulting from such ownership. In addition, in those circumstances where we produce a film, we generally attempt to acquire fully developed projects ready for pre-production with, when feasible, completed scripts, directors and cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of our acquisition of rights in a project, a producer is not formally or informally committed to a project, we may also engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

         The following chart provides information regarding completed motion pictures first made available to us for distribution during 2001, other than those films described under "Our Motion Picture Distribution -First Look Pictures."

Motion Picture Title         Genre                 Territories Acquired           Selected Cast
--------------------         -----                 --------------------           -------------

Anthrax                      Thriller              Universe excluding Canada,     David Keith
                                                   Italy and the United States

Asoka                        Adventure             Universe excluding Canada,     Shah Rukh Khan, Kareena Kapoor and
                                                   India, Japan and the United    Danny Denzongpa.
                                                   Kingdom

Bark                         Romantic Comedy       Universe                       Lisa Kudrow, Hank Azaria, Vincent
                                                                                  D'Onofrio, Lee Tergesen and
                                                                                  Heather Morgan

Black Heart                  Thriller              United States (video and DVD   Richard Grieco, Christopher
                                                   rights only)                   Plummer and Maria Conchita Alonzo

Bongwater                    Comedy                United States                  Luke Wilson, Alicia Witt, Amy
                                                                                  Locane, Brittany Murphy, Jack
                                                                                  Black and Andy Dick

Bundy                        Thriller              Universe                       Michael Reilly Burke, Boti Ann
                                                                                  Bliss, Steffani Brass, Marina
                                                                                  Black and Wayne Morse

Motion Picture Title         Genre                 Territories Acquired           Selected Cast
--------------------         -----                 --------------------           -------------

Catfish in Black Bean Sauce  Comedy                United States (video and DVD   Chi Moui Lo, Sanna Lathan and Paul
                                                   rights only)                   Winfield

Cover Story                  Thriller              Universe excluding Canada      Jason Priestly, Elizabeth Berkley,
                                                                                  and Costas Mandylor

Deadly Compromise            Thriller              Universe excluding Canada,     Nicola Farron and Violante Placido
                                                   Italy, Spain and the United
                                                   States

Devilstone (Wishmaster 3)    Horror                Universe excluding Canada      Jason Connery, A.J. Cook,
                                                   and the United States          Louisette Geiss, Emmanuel Vaugier,
                                                                                  Jennifer Pudavik and Daniella
                                                                                  Evangelista

Diggity's Treasure           Family                Universe                       Andrew McCarthy, Louise Lombard,
                                                                                  Bill Treacher, Stefan Jurgens,
                                                                                  Fiona Fullerton and Lynda Baron

Gypsy Woman                  Romantic Comedy       Universe excluding the         Jack Davenport and Neve McIntosh
                                                   United Kingdom

Just One Time                Comedy                United States (video and DVD   Lane Langer, Joelle Carter,
                                                   rights only)                   Guillermo Diaz and Jennifer
                                                                                  Esposito

My Kingdom                   Drama                 Universe excluding the         Richard Harris, Lynn Redgrave,
                                                   United Kingdom                 Aiden Gillen, Louise Lombard,
                                                                                  Lorraine Pilkington and Jimmy
                                                                                  Mistry

Out of Line                  Drama                 United States (video and DVD   Jennifer Beals, Holt McCallany and
                                                   rights only)                   Michael Moriarity

Out of the Cold              Drama                 Universe excluding Turkey,     Keith Carradine, Mercedes Ruehl,
                                                   Poland, Philippines, Israel    Mia Kirshner, Brian Dennehy,
                                                   Latvia, Lithuania, Estonia     Bronson Pinchot, Kim Hunter and
                                                   and Russia                     Judd Hirsh

Primetime Murder             Thriller              Europe                         Sasha Zacharias and Ray Lovelock

Quicksand                    Thriller              Universe                       Michael Keaton, Michael Caine,
                                                                                  Judith Godreche and Rade Serbedzija

Revelation                   Adventure Thriller    Universe excluding the         James D'arcy, Natasha Whiteman,
                                                   United Kingdom                 Terence Stamp, Udo Kier and Derek
                                                                                  Jacobi

Motion Picture Title         Genre                 Territories Acquired           Selected Cast
--------------------         -----                 --------------------           -------------

Soulkeeper                   Horror                Universe                       Rodney Rowland, Kevin Partick
                                                                                  Walls, Robert Davi, Brad Dourif,
                                                                                  Karen Black and Deborah Gibson

Terminal Countdown           Action                United States (video and DVD   Louis Gossett Jr.
                                                   rights only)

Thirteen Conversations       Drama                 Universe                       Matthew McConaughey, John
About One Thing                                                                   Turturro, Clea Duvall, Amy Irving
                                                                                  and Alan Arkin

Wedding Party                Romantic Comedy       United States (video and DVD   Richard Roxburgh, Cate Blanchett
                                                   rights only)                   and Frances O'Connor

Wishmaster 4                 Horror                Universe excluding Canada      Tara Spencer-Naim, Michael Trucco,
                                                   and the United States          Jason Thompson and John Novak

Young Blades                 Action                Universe                       Hugh Dancy, Sarah-Jane Potts, and
                                                                                  Ben Cross



Our Film Library of Distribution Rights

         Our film library consists of rights to a broad range of films, most of which were produced since 1980. At December 31, 2001, we had various distribution rights to more than 310 motion pictures, including more than 73 motion pictures in which we own an interest in the copyright. With respect to these films where we do not own the copyright, the term of our distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media for exhibition worldwide or in specified territories.

         In addition to exploitation of distribution rights to motion pictures in our library in the major media, we are able to exploit various ancillary rights in the films under certain situations. We have arranged for the music in several motion pictures that we have distributed to be released as soundtrack recordings, including Waking Ned Devine, A Merry War, Mrs. Dalloway, The Secret of Roan Inish, Party Girl, The Big Squeeze and Infinity. Although exploitation of these soundtracks and other ancillary rights have not generated significant revenues for us to date, our ownership or control of ancillary rights to motion pictures in our library, including interactive rights, remake rights and merchandising rights, may provide future sources of additional revenues.

         Additionally, we have granted to Yahoo! Inc. the right to exploit on the Internet approximately fifty titles from our film library on a revenue sharing basis.

Major Customers

         In 1999, Buena Vista accounted for $3,500,000 or 10.4% of our revenues. In 2000, USA Network accounted for $3,014,000 or 13.3% of our total revenues. During the year ended December 31, 2001, no single customer accounted for more than 10% of our revenues.

Employees

         As of April 12, 2002, we employed 51 full-time employees and 3 part-time employees. Some of our subsidiaries are or may become subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. We may assume a production company's obligation to pay residuals to these various entertainment guilds and unions. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on our business, operations and results of operations. These organizations all have engaged in strikes and similar activities. We believe that our current relationship with our employees is satisfactory.

Competition

         Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media that create alternative forms of leisure entertainment. We compete with major film studios including:

         o        The Walt Disney Company including Miramax;
         o        Paramount Pictures Corporation;
         o        Universal Pictures;
         o        Sony Pictures Entertainment;
         o        Twentieth Century Fox; and
         o        Warner Brothers Inc. including New Line Cinema.

         We also compete with numerous independent and foreign motion picture production and distribution companies. Many of the organizations with which we compete have significantly greater financial and other resources than us. Our ability to compete successfully depends upon the continued availability of independently produced, domestic and foreign motion pictures and our ability to identify and acquire distribution rights to, and successfully license and distribute, motion pictures with commercial potential. A number of formerly independent motion picture companies have been acquired in recent years by major entertainment companies. These transactions have significantly increased competition for the acquisition of distribution rights to independently produced motion pictures.

         Films that we distribute or finance also compete for audience acceptance and exhibition outlets with motion pictures that other companies distribute and produce. As a result, the success of any of the films that we distribute or finance is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. With respect to our domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States typically are committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some movie theaters specialize in the exhibition of independent, specialized motion pictures and art-house films, there is intense competition for screen availability for these films as well. Given the substantial number of motion pictures released theatrically in the United States each year, competition for exhibition outlets and audiences is intense. In addition, there also have been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to new media, these developments also have resulted in increased popularity and availability of alternative and competing forms of leisure time entertainment including pay/cable television programming and home entertainment equipment such as videocassettes, interactive games and computer/Internet use.

Regulation

         In 1994, the United States was unable to reach an agreement with its major international trading partners to include audio-visual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty. The failure to include audio-visual works under the treaty allows many countries to continue enforcing quotas that restrict the amount of United States-produced television programming which may be aired on television in those countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time, exclusive of news, sports, game shows and advertising, for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. We cannot assure you that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to fully exploit our rights in motion pictures internationally and, consequently, to assist or participate in the financing of these motion pictures.

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. We are aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures which may include motion pictures distributed by us. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

         Motion picture piracy is also an international problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia including Korea, China and Taiwan, the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the Motion Picture Association, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of United States produced motion pictures. We cannot assure you that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, these actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry as a whole, and our business in particular, may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

         The Code and Ratings Administration of the Motion Picture Association assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. We sometimes, although not always, submit our motion pictures for these ratings. In certain circumstances, motion pictures that we did not submit for rating might have received restrictive ratings, including, in some circumstances, the most restrictive rating which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures, or motion pictures receiving the most restrictive rating, may not be exhibited in certain movie theaters or in certain locales, thereby potentially reducing the total revenues generated by these films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies implemented a system to rate television programs. This television rating system has not had a material adverse effect on the motion pictures distributed by us. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. We cannot assure you that current and future restrictions on the content of motion pictures may not limit or adversely affect our ability to exploit certain motion pictures in particular territories and media.

ITEM 2.  PROPERTIES

         Our principal executive offices are located at 8000 Sunset Boulevard, Penthouse East, Los Angeles, California 90046 and consist of 15,491 square feet of office space. Our payments under the lease are approximately $34,000 per month. The lease expires on May 31, 2007.

         During 2001, we also occupied approximately 1,500 square feet of office space in New York City, which space was located at 222 East 44th Street, New York, New York 10017. This space was in a building owned by EUE/Screen Gems (a company owned in part by Christopher Cooney, our CEO). We have agreed with EUE/Screen Gems that no rent will be paid for the use of this space. In February 2002, our New York operations were relocated to 603 Greenwich Street, New York, New York 10014. This space is approximately 4,000 square feet and is in a building owned, in part, by Christopher Cooney. As of April 12, 2002, no formal arrangements have been made regarding any rent to be paid with respect to these premises, however, we anticipate entering into a formal arrangement whereby approximately $15,000 per month would be payable as rent. As a part of such arrangement it is anticipated that we would share the space with people and companies that are synergestic with our own operations and which would bear some or all of the rental costs.

         In May 2001, we entered into a sublease for 4,000 square feet of office space located at 2932 Nebraska Avenue, Santa Monica, California for our television commercial production operations. We have since relocated the operations to our offices in New York and have further sublet the premises. The lease expires on March 31, 2003 and we have subleased the location through the end of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         We are engaged in legal proceedings incidental to our normal business activities. In the opinion of management, none of these proceedings are material in relation to our financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on the OTC Bulletin Board under the symbol "FRST" since January 11, 2001, and our warrants were quoted on the OTC Bulletin Board under the symbol "FRSTW" from January 11, 2001 until February 16, 2002, the date the warrants expired. Prior to January 11, 2001, our common stock and warrants were quoted on the OTC Bulletin Board under the symbols "OSFG" and "OSFGW," respectively. The following table sets forth the high and low closing bid quotations for the periods indicated. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.


                                                                Common Stock                     Warrants

                                                            High($)       Low($)          High($)        Low($)
                                                            ----          ---             ----           ---
   2000
   First quarter...................................          2.875         2.250           0.250          0.125
   Second quarter..................................          2.500         2.000           0.125          0.063
   Third quarter...................................          2.125         1.750           0.125          0.063
   Fourth quarter..................................          1.875         1.500           0.125          0.125

   2001
   First quarter...................................          1.188         0.750           0.063          0.031
   Second quarter .................................          0.813         0.500           0.047          0.047
   Third quarter                                             0.719         0.531           0.094          0.010
   Fourth quarter .................................          1.010         0.406           0.094          0.010

         As of April 12, 2002, there were approximately 26 holders of record of the Company's common stock and there were 11,909,139 shares of common stock issued and outstanding. We believe that there are more than 250 beneficial owners of our common stock. Our warrant exchange offer, which was completed on January 11, 2002, is described in this report under the caption "Business - Recent Developments."

         On April 12, 2002, the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.38.

Dividends

         We have not paid cash dividends on our common stock and we presently intend to retain future earnings to finance the expansion and development of our business and not pay dividends on our common stock. Any determination to pay cash dividends in the future would be at the discretion of the board of directors and would be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the board of directors. In addition, certain covenants in our credit facility with The Chase Manhattan Bank substantially restrict payment of cash dividends.

Recent Sales of Unregistered Securities

         Preferred Stock Conversion

         Pursuant to the terms of the securities purchase agreement related to the Rosemary Street transaction dated May 3, 2000, Rosemary Street Productions, LLC, Rosemary Street purchased from the Company 904,971 shares of Series A Preferred Stock, each share of which automatically converted into two shares of our common stock on October 15, 2001. The shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         Warrant Exchange

         On November 8, 2001, we commenced a tender offer in which we offered to exchange .0714 of a share of our common stock for every one of our outstanding warrants that we issued in our initial public offering in February 1995. The exchange offer was completed on January 11, 2002. 4,135,579 of our 4,500,000 outstanding warrants were tendered and accepted by us in exchange for 295,291 shares of our common stock. The warrant holders who elected not to participate in the exchange retained their right to purchase one share of our common stock for $5.00, for each warrant held. These warrants expired on February 16, 2002. The shares of our common stock issued upon exchange of the warrants were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2001 are derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report.


                                                                                Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                         (in thousands, except per share data)
                                                               ----------------------------------------------------------
                                                                 2001       2000        1999         1998        1997
                                                               ----------------------------------------------------------
Statement of Operations Data:
Revenues..............................................            $35,144    $22,625      $33,784     $25,585     $22,494
Film cost amortization................................             24,258     16,850       30,888      21,015      19,152
Distribution and marketing  costs.....................              7,101      4,774            -           -           -
Selling, general and administrative...................              6,947      6,473        2,983       2,960       3,509
Income (loss) from operations.........................             (3,162)    (5,472)         (87)      1,610        (168)
Income (loss) before tax and cumulative effect of
   accounting change..................................             (3,792)    (6,230)      (1,989)        112        (837)
Income tax provision (benefit)........................                 62        137         (736)         53        (293)
Income (loss) before cumulative effect of
   accounting change..................................             (3,854)    (6,367)      (1,253)         59        (544)
Cumulative effect of accounting change(1).............                  -    (14,123)           -           -           -
Net income (loss) ....................................             (3,854)   (20,490)      (1,253)         59        (544)
Basic and diluted net income (loss) per share
   before cumulative effect...........................              (0.38)     (0.78)       (0.21)       0.01       (0.09)
Cumulative effect.....................................                  -      (1.74)           -           -           -
Net income (loss) per share after cumulative
   effect.............................................              (0.38)     (2.52)       (0.21)       0.01       (0.09)
Basic and diluted weighted average number of
   shares outstanding.................................             10,191      8,131        5,990       5,732       5,748



                                                                              Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                       (in thousands, except per share data)
                                                               ----------------------------------------------------------
                                                               2001           2000          1999         1998        1997
                                                               ----------------------------------------------------------

Balance Sheet Data:
Film costs, net of accumulated amortization.....................$18,304       $13,393       $28,363      $29,003     $29,741
Total assets.....................................................45,471        42,280        62,647       50,209      46,560
Total long-term liabilities......................................14,500         6,500        19,764       22,013      23,142
Total liabilities................................................39,420        32,375        49,348       38,588      34,999
Total shareholders' equity........................................6,051         9,905        13,299       11,621      11,561

(1) During the year ended December 31, 2000, we recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 after taxes) relating to our adoption of new film accounting standards in June 2000 pursuant to SOP 00-2, which is discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Relevant Accounting Provisions."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-K and in future filings by our company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-K. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

         The operations of the company were established as a private company in February 1980 under the name Overseas Filmgroup, Inc. We were formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. We acquired the operations of Overseas Filmgroup, Inc. through a merger in October 1996 and we were the surviving corporation in the merger. Immediately following the merger, we changed our name to "Overseas Filmgroup, Inc." and succeeded to the operations of the private company. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical and video distribution in the United States, as well as television commercial production. Although we initially intended to also expand into Internet content development, we no longer have immediate plans to expand operations into this area.

         Today, we are principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. We directly distribute certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment." Additionally, we have established a television commercial production operation which operates under the name "First Look Artists."

Relevant Accounting Provisions

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. We elected early adoption of SOP 00-2 and, as a result, in 2000, a cumulative charge for the change in accounting principle of $15,582,000 ($14,123,000 net of income taxes) has been reflected in our Consolidated Statement of Operations for the year ended December 31, 2000.

Critical accounting policies and estimates

         The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

         The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

         Accounting for the production and distribution of motion pictures is in accordance with SOP 00-2, which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each film. These judgments are used to determine the amortization of capitalized film costs associated with revenues earned and any net realizable value adjustments.

         Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; and (ii) an estimated amount, based on our historical experience, for issues not yet identified.

         We assess potential impairment of long-lived assets under the guidance of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS 142 in the first quarter of 2002.

         Certain balance sheet liabilities require significant judgments and estimates by management. We continually evaluate these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves are adequate, there can be no assurance that these factors will not change in future periods.

         We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of operations

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues increased by $12,519,000 (55.3%) to $35,144,000 for the year ended December 31, 2001, compared to $22,625,000 for the year ended December 31, 2000. The increase in revenues was primarily due to the growth of revenue from our motion pictures segment with respect to direct distribution in the U.S. ($6,007,000 for the year ended December 31, 2001 compared to $1,736,000 for the year ended December 31, 2000) and increases in ancillary revenue, including airline revenue and executive producing and other fees ($3,150,000 for the year ended December 31, 2001 compared to $196,000 for the year ended December 31,
2000). Additionally, the licensing of film rights generated $25,366,000 for the year ended December 31, 2001 compared to $20,306,000 for the year ended December 31, 2000.

         The commercial production segment generated $263,000 for the year ended December 31, 2001 compared to no income for the year ended December 31, 2000.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs were expensed as incurred during the years ended December 31, 2001 and 2000. Film costs as a percentage of revenues decreased to 69.0% for the year ended December 31, 2001, compared to 74.5% for the year ended December 31, 2000. The decrease was due to generally higher distribution fee rates (our gross margin) on films generating the greatest amount of revenue during the year ended December 31, 2001, compared to the year ended December 31, 2000. Distribution and marketing costs increased to $7,101,000 for the year ended December 31, 2001 compared to $4,774,000 for the year ended December 31, 2000. The increase is reflective of increased U.S. theatrical and video/DVD distribution activities in the year ended December 31, 2001 compared to the year ended December 31, 2000. As a percentage of revenues distribution and marketing costs decreased to 20.2% for the year ended December 31, 2001, compared to 21.1% for the year ended December 31, 2000.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $474,000 (7.3%) to $6,947,000 for the year ended December 31, 2001, compared to $6,473,000 for the year ended December 31, 2000. The largest increase was in the area of compensation expense ($1,361,000) related to our expansion of existing and new operational areas, including U.S. theatrical releasing (First Look Pictures), U.S. video and DVD operations (First Look Home Entertainment) and the television commercial production operation (First Look Artists). Other increases included:

         o        Bank charges of $10,000;
         o        Dues and subscriptions of $15,000;
         o        Equipment lease payments of $13,000;
         o        Insurance of $15,000;
         o        Employee benefits of $35,000;
         o        Office overhead relating to commercial directors of $52,000;
         o        Office and computer supplies of $79,000;
         o        Parking expenses of $13,000;
         o        Rent of $33,000;
         o        Repairs and maintenance of $15,000;
         o        Screenings and research of $18,000; and
         o        Shipping and messenger costs of $28,000.

         These increases were partially offset by decreases as follows:

         o        Bad debt expense of $608,000;
         o        Increased capitalized expenses of $310,000;
         o        Consulting fees of $18,000;
         o        Legal fees of $195,000;
         o        Officer's fringe benefits of $25,000;
         o        Publicity of $12,000; and
         o        Franchise taxes of $41,000.

         Net other expense decreased by $128,000 (16.9%) to $630,000 for the year ended December 31, 2001, compared to $758,000 for the year ended December 31, 2000. The decrease in net other expense was primarily due to an increase in interest income of $49,000, a decrease in interest and financing expenses of $434,000, increased revenue from the sale of software of $242,000 and increase miscellaneous income of $22,000 partially offset by the decreased revenue from the sale of securities of $625,000.

         As a result of the above, we had a loss before income taxes and cumulative effect of accounting change of $3,792,000 for the year ended December 31, 2001, compared to a loss before income tax benefit and cumulative effect of accounting change of $6,230,000 for the year ended December 31, 2000.

         We recorded a one-time charge for the cumulative effect of accounting change of $14,123,000, net of income tax benefit of $1,459,000 for the year ended December 31, 2000.

         As a result of the above, we had a net loss of $3,854,000 for the year ended December 31, 2001 (reflecting foreign withholding taxes of $53,000, and state taxes of $9,000), compared to net loss of $20,490,000 for the year ended December 31, 2000 (reflecting foreign withholding taxes of $131,000 and states taxes of $6,000).

      Year ended December 31, 2000 compared to year ended December 31, 1999

         Revenues decreased by $11,159,000 (33.0%) to $22,625,000 for the year ended December 31, 2000, compared to $33,784,000 for the year ended December 31, 1999. The decrease in revenues was primarily due to lower revenues from the highest grossing films released in 2000 compared to 1999. For example, the six highest income-producing films released during the year ended December 31, 2000, generated approximately $9,410,000 in revenue compared to approximately $21,180,000 in revenue generated by the six highest income-producing films released during the year ended December 31, 1999.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs were expensed as incurred during the year ended December 31, 2000. For the year ended December 31, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs, distribution and marketing costs as a percentage of revenues increased to 95.6% for the year ended December 31, 2000, compared to 91.4% for the year ended December 31, 1999. The increase was in part due to application of the new accounting standards, and to generally lower distribution fee rates (our gross margin) on films generating the greatest amount of revenue during the year ended December 31, 2000, compared to the year ended December 31, 1999.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $3,490,000 (117.0%) to $6,473,000 for the year ended December 31, 2000, compared to $2,983,000 for the year ended December 31, 1999. The largest increases were in the areas of bad debt expense ($1,617,000) and salary and payroll tax expense ($789,000). Bad debt expense increased as a function of management's decision to write off certain accounts deemed uncollectible. Salary expense increased due to our expansion of existing and new operational areas, including expansion related to the equity investment by Rosemary Street, expansion of our video and DVD operations, creation of a television commercial production operation and increased staffing of the First Look Pictures theatrical releasing operation. Additionally, we capitalize some of our overhead costs incurred in connection with our production activities related to a motion picture by adding the costs to the capitalized film costs of the motion picture. The increase in selling, general and administrative expenses was partially the result of fewer expenses being capitalized ($673,000 in 2000 compared to $1,100,000 in 1999), due to our reduced involvement in production related activities. Other increases included:

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

         Net other expense decreased by $1,144,000 (60.1%) to $758,000 for the year ended December 31, 2000, compared to $1,902,000 for the year ended December 31, 1999. The decrease in net other expense was primarily due to the gain reported on our sale of shares of common stock of Yahoo! Inc. of $625,000, decreased interest expense of $448,000, an increase in interest income of $20,000, and an increase in other miscellaneous revenues of $51,000.

         As a result of the above, we had a loss before income taxes and cumulative effect of accounting change of $6,230,000 for the year ended December 31, 2000, compared to a loss before income tax benefit and cumulative effect of accounting change of $1,989,000 for the year ended December 31, 1999.

         We recorded a one-time charge for the cumulative effect of accounting change of $14,123,000, net of income tax benefit of $1,459,000 for the year ended December 31, 2000.

         As a result of the above, we had a net loss of $20,490,000 for the year ended December 31, 2000 (reflecting foreign withholding taxes of $131,000, and state taxes of $6,000), compared to net loss of $1,253,000 for the year ended December 31, 1999 (reflecting an effective income tax benefit of $736,000).


Liquidity and Capital Resources

         We require substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for our operations has been cash flow from operations, bank borrowings and equity financings.

         June 2000 Private Placement

         In June 2000, we consummated a private placement with Rosemary Street, in which we sold to Rosemary Street for an aggregate cash purchase price of $17,000,000:

         o        5,097,413 shares of our common stock;

         o 904,971 shares of our Series A preferred stock, each share of which automatically converted into two shares of common stock on October 15, 2001; and

         o five-year warrants to purchase up to 2,313,810 shares of our common stock at an exercise price of $3.40 per share.

         As of December 31, 2001, Rosemary Street owned approximately 53.5% of our voting securities.

         JP Morgan (or "Chase") Facility

         Concurrently with the consummation of the June 2000 private placement with Rosemary Street, we entered into a $40 million credit facility (of which $40 million has been committed) with JP Morgan Securities, Inc. (formerly known Chase Securities, Inc. and The Chase Manhattan Bank) and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to refinance outstanding loans and accrued interest under our previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds are available to finance our production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights and for working capital and general corporate purposes including our expansion into television commercial production.

         Under the Chase facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the Chase facility are calculated each month, however, cannot exceed the $40 million commitment. The main components of the borrowing base include a library credit (50% of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to Chase). At December 31, 2001, we had borrowed an aggregate of $14,500,000 under the Chase facility and an additional $5,795,000 was available to borrow based upon borrowing base calculations provided to Chase as of December 31, 2001.

         The amounts drawn down under the Chase facility bear interest, as we may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, we pay a commitment fee on the daily average unused portion of the Chase facility at an annual rate of 0.5%. Upon entering the Chase facility, we paid a one-time fee of approximately $848,000 as a cost of acquiring the Chase facility. Additionally, in 2001 we added one lender (increasing total commitments to $40,000,000 from $33,000,000) and paid an additional fee of $42,000. The Chase facility restricts the creation or incurrence of indebtedness or the issuance of additional securities. The Chase facility is collateralized by all our tangible and intangible assets and future revenues.

         In May 2001, we entered into an amendment to the Chase facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to:

         o permit us to obtain financing for one film from another lender;
         o increase our overhead allowance from $5 million to $7.25 million; and
         o reduce the minimum level of Consolidated Net Worth (as defined in the credit agreement) that we are required to maintain from $28 million to $22 million.

         In September 2001, we entered into a second amendment to the Chase facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to permit us to obtain financing for one film from another lender.

         Other Loans

         In addition to the amounts outstanding under the Chase facility, during 1998 we borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The subordinated note matures on May 29, 2002. As of December 31, 2001, $180,000 was outstanding under the subordinated note, which amount was fully repaid in March 2002.

         Off Balance Sheet Commitments

         In addition to direct bank borrowings, we sometimes enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments are generally subject to certain conditions being met by the rights owner including delivery by the rights owner to us of certain physical materials as well as legal documents relating to the film which will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of December 31, 2001, the total of such outstanding commitments was $4,424,440.

         Additionally, we have entered into certain arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of December 31, 2001, we had three such commitments outstanding, whereby the total amount committed was $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to us), was approximately $3,270,000. The commitments become due, if at all, between September 2003 and September 2004. We currently believe that none of our guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

         Note and Debt Contributions

         Concurrently with the June 2000 private placement, we entered into a note and debt contribution agreement with the Littles. Pursuant to the agreement, the Littles forgave:

         o $1,339,037 principal amount and $480,709 of accrued but unpaid interest on a note issued by us to the Littles as part of the consideration for our merger with Overseas Private;

         o $78,101 of accrued and unpaid interest on loans in the aggregate principal amount of $400,000 ("P&A Loans") made by the Littles to us in December 1997 and February 1998, which were used to provide a portion of the funds required by us for the print and advertising costs associated with the domestic theatrical release of Mrs. Dalloway; and

         o        $125,131 of accrued salaries that we owed to them.

         The Littles also contributed $130,000 in cash and 1,588,812 of their shares of our common stock to our capital and we paid the Littles $1,430,000.

         Yahoo! Inc. Stock Sale

         In July and September 2000, we sold for approximately $2,056,000 all 17,454 shares of common stock of Yahoo! Inc. that we received in July 1999 as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by Yahoo! Inc.

         Resources

         At December 31, 2001, we had cash and cash equivalents of $1,673,000, compared to cash and cash equivalents of $832,000 as of December 31, 2000. At December 31, 2001, $5,795,000 was available for us to draw down under the Chase facility.

         For the years ended December 31, 2001 and December 31, 2000, we had operating losses of $3,162,000 and $5,472,000, respectively. These losses included certain non-cash items, including bad debt expense and film cost write-downs. Bad debt expense was $1,268,000 for the year ended December 31, 2001 and $1,876,000 for the year ended December 31, 2000. Film cost write-downs were $1,815,000 for the year ended December 31, 2001 and $493,000 for the year ended December 31, 2000. Additionally, for our fiscal year beginning January 1, 2000, we adopted SOP 00-2, which established new accounting standards for producers or distributors of films. Under SOP 00-2, marketing and advertising costs are expensed as incurred, film costs generally are amortized over ten years and development costs relating to films which have not begun active production within three years are written off rather than capitalized to other films in development. As a result of our adoption of SOP 00-2, based upon our calculations, our reported operating losses increased by approximately $2,136,000 and $2,188,000, respectively, for the years ended December 31, 2001 and December 31, 2000, compared to operating losses that we would have reported had we not adopted SOP 00-2.

         Operating activities used cash of $6,723,000 and $4,833,000, respectively, for the years ended December 31, 2001 and December 31, 2000. The increased use of cash reflects our increased investment in film costs of $9,922,000 for the year ended December 31, 2001 compared to $2,865,000 for the year ended December 31, 2000. As a result of the $17 million equity investment by Rosemary Street in June 2000, we have increased our investment in film costs to secure more attractive film projects, to increase our volume of activity (including the direct distribution of motion pictures on video and DVD in the U.S. market) and to increase our margins through increased distribution fees that are negotiated as a function of providing investments in film projects. We believe this investment activity will increase operational cash flows in the future, will increase our library value, and will increase our borrowing capacity under our Chase facility.

         In our opinion, existing cash and available borrowings, totaling approximately $7,468,000, along with future cash that we anticipate to generate from operations, will provide us with sufficient resources to fund operations and execute our current business plan through fiscal 2002. If we are not successful in generating sufficient future cash flow from operations in accordance with our current business plan, we will need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available on acceptable terms, or at all. Our failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues are denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of December 31, 2001, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                 Expected Maturity Date
                                                                 ----------------------
                                                                     (in thousands)
                                                  2002        2003       2004       2005     Thereafter
                                                  ----        ----       ----       ----     ----------
   Borrowings under credit facility                 -          -           -     $14,500         -
     Average interest rate                        5.6%       5.6%       5.6%         5.6%        -

   Subordinated note payable                     $180         -          -            -          -
     Average interest rate                       6.25%        -          -            -          -


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent accountants, consolidated financial statements and notes to our consolidated financial statements appear in a separate section of this report (beginning on page F-1) following Part IV.

         The following table sets forth selected unaudited quarterly financial data for each of the quarters in the two years ended December 31, 2001 (amounts in thousands except for per share data):


                                                                                  2001
                                                                             Quarter Ended
                                                 -----------------------------------------------------------------------
                                                    March 31          June 30         September 30       December 31
                                                 --------------- ------------------ ------------------ -----------------
Revenues                                              $  10,243          $  9,759          $   8,171         $   6,971
Income (loss) from operations                               333              (458)              (635)           (2,402)
Net income (loss)                                           129              (673)              (835)           (2,475)
Basic and diluted income (loss) per share                  0.01             (0.07)             (0.09)            (0.23)

         The increase in loss from operations during the fourth quarter of 2001 compared to the previous three quarters was due to increases in:

         o write-offs of film costs for certain projects under development;
         o        write-offs of other film costs;
         o        bad debt write-offs; and
         o        lower revenues from the licensing of film rights.


                                                                                     2000
                                                                                 Quarter Ended
                                                     ----------------------------------------------------------------------
                                                        March 31           June 30         September 30       December 31
                                                     ----------------  ----------------   ----------------  ----------------
Revenues                                                    $ 6,049         $   4,411           $  4,767          $  7,398
Loss from operations                                            (20)             (831)              (596)           (4,025)
Loss before cumulative effect of accounting
   change                                                      (558)           (1,351)              (165)           (4,294)
Cumulative effect of accounting change                      (14,123)                -                  -                 -
Net loss                                                    (14,681)           (1,350)              (165)           (4,294)
Basic and diluted loss per share:
Loss before cumulative effect of accounting
   change                                                     (0.09)            (0.21)             (0.02)            (0.44)
Cumulative effect of accounting change                        (2.24)                -                  -                 -
Net loss                                                      (2.33)            (0.21)             (0.02)            (0.44)


         The increase in loss from operations during the fourth quarter of 2000 compared to the previous three quarters was due to the expansion of our operations and increases in:

         o write-offs of film costs relating to certain projects under development;
         o marketing and distribution expenses in connection with preparation for the upcoming film festivals;
         o        bad debt write-offs; and
         o legal and consulting fees relating to valuation of our film library and capital investment opportunities other than Rosemary Street.

The lower net loss for the quarter ended September 30, 2000 reflected the capital gain that we recognized on our sale of 17,454 shares of common stock of Yahoo!, Inc. during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current directors and executive officers are set forth below. Biographical information concerning each of the directors and executive officers is presented on the following pages. Information is presented as of the date of this report.


Name                                                Age            Position
----                                                ---            --------

Christopher J. Cooney                               41             Co-Chairman of the Board and Chief Executive
                                                                   Officer

Robert B. Little                                    57             Co-Chairman of the Board and President

William F. Lischak                                  44             Chief Operating Officer, Chief Financial
                                                                   Officer, Secretary and Director

Jeffrey Cooney                                      44             Executive Vice President - Creative Affairs
                                                                   and Director

Stephen K. Bannon                                   48             Director

Scot K. Vorse                                       41             Director

Barry R. Minsky                                     59             Director

Joseph Linehan                                      40             Director

Nicholas Bavaro                                     61             Director


Current Officers and Directors

         Christopher J. Cooney has served as co-chairman of our board and our chief executive officer since June 2000. Since August 1999, Mr. Cooney has served as president of Rosemary Street Productions LLC, a New York-based entertainment holding company. Since 1986, Mr. Cooney has served in various positions at EUE/Screen Gems, Ltd. ("EUE/Screen Gems"), a New York-based television commercial facility and production house, including as head of production from 1986 to 1988, as vice president in charge of all facilities from 1988 to 1992, and as vice president of physical production from 1992 to 1996. In 1996, Mr. Cooney led EUE/Screen Gems in the acquisition of DeLaurentis Studios. Since 1996, Mr. Cooney has been responsible for overseeing all commercial and daytime television production for the North Carolina operations of EUE/Screen Gems. Mr. Cooney also holds an ownership interest in EUE/Screen Gems. In 1984, Mr. Cooney formed Total Picture Company to produce concert films, commercials and videos for record labels and musical instrument manufacturers. Prior to that, Mr. Cooney was employed by Independent Artists as an assistant producer of international television commercials. Mr. Cooney received his B.A. from Boston University. Christopher J. Cooney is the brother of Jeffrey Cooney, our Executive Vice President Creative Affairs, and a director of our company.

         Robert B. Little has been president of our company since June 2000 and co-chairman of our board of directors since our merger with Overseas Private in October 1996. Mr. Little also served as our co-chief executive officer from October 1996 to June 2000. Mr. Little co-founded Overseas Private in February 1980 and served as chairman of the board of Overseas Private from February 1987 until October 1996 and its chief executive officer from February 1990 until October 1996. Mr. Little was a founding member of the American Film Marketing Association, the organization which established the American Film Market, and served multiple terms on its board of directors. In 1993, Mr. Little served on the City of Los Angeles Entertainment Industry Task Force, a task force composed of industry leaders focused on maintaining and enhancing Los Angeles' reputation as the entertainment capital of the world. Mr. Little is also a founding member of The Archive Council, an industry support group for the University of California at Los Angeles Archive Film Preservation Program, and a member of the board of directors of the Antonio David Blanco Scholarship Fund, an endowment fund that annually benefits deserving students in the UCLA Department of Film and Television. Mr. Little was an executive producer of Titus, which was nominated for an Academy Award(R) in 1999.

         William F. Lischak has served as our chief operating officer, chief financial officer, secretary and a director of our company since October 1996. Mr. Lischak served as chief operating officer of Overseas Private from September 1990 until October 1996 and its chief financial officer from September 1988 until October 1996. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a masters degree in taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television. Mr. Lischak attended New York University's Tisch School of Arts and received a bachelor's degree in business administration from New York University's Leonard N. Stern School of Business.

         Jeffrey Cooney has served as our executive vice president-creative affairs and a director of our company since June 2000. Since August 1999, Mr. Cooney has served as creative director of Rosemary Street. Mr. Cooney also holds an ownership interest in EUE/Screen Gems. In 1990, Mr. Cooney formed Jeffrey Cooney Films and until August 1999 directed commercials for clients such as Kodak, Mitsubishi, Procter & Gamble and General Mills. Mr. Cooney received a B.A. in English from Holy Cross College. Jeffrey Cooney is the brother of Christopher J. Cooney, the co-chairman of our board and our chief executive officer.

         Stephen K. Bannon has been a director of our company and member of our executive committee since its inception in December 1993. From October 1996 to June 2000, he served as vice chairman of our board of directors and chairman of its executive committee. From December 1993 until October 1996, he served as our chairman of the board. From June 1991 through July 1998, Mr. Bannon served as the chief executive officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. Bannon & Co. formed a joint venture with Societe Generale in 1996 creating Societe Generale Bannon to undertake media and entertainment investment banking. In July 1998, Societe Gererale purchased the joint venture. Mr. Bannon is currently a partner of The Firm, one of the largest talent management companies in the entertainment business. Mr. Bannon is in charge of the Firm's Strategic Advisory Services division.

         Scot K. Vorse became a director of our company in January 1995. From January 1995 until October 1996, he served as our treasurer and secretary, and from January 1995 until November 1996, he served as our vice president. From June 1991 through July 1998, Mr. Vorse served as an executive vice president and the chief financial officer of Bannon & Co., Inc. After the acquisition of Bannon & Co., Inc. by SG Cowen Securities Corporation in July 1998, Mr. Vorse served as managing director and co-head of SG Cowen Securities Corporation's media and entertainment group until March 2000. Since March 2000, Mr. Vorse has been managing his personal investments.

         Barry R. Minsky has served as a director of our company since June 2000. Since 1977, Mr. Minsky has served as president of Wharton Capital Corporation and since 1996 as chief executive officer of Wharton Capital Partners, Ltd., a New York-based investment banking firm which, along with its partners, facilitates financing for public companies and institutional clients. Mr. Minsky has assisted public and private corporations in merger and acquisition activities, sourcing financing and developing financial strategies. Mr. Minsky also has experience in music publishing, film libraries, motion picture production and distribution. Mr. Minsky received a B.S. in economics and graduated on the dean's list from the Wharton School, University of Pennsylvania.

         Joseph Linehan has served as a director of our company since June 2000. Mr. Linehan has been employed in various capacities with The Union Labor Life Insurance Co. since 1984. Since April 2000, Mr. Linehan has served as vice president-private capital. Mr. Linehan received a B.A. and M.B.A. from the University of Maryland.

         Nicholas Bavaro has served as a director of our company since June 2000. Mr. Bavaro has served as vice president and chief financial officer of EUE/Screen Gems since 1983, when Columbia Pictures International ("Columbia") sold its Screen Gems division. From 1961 to 1983, Mr. Bavaro served in various positions at Columbia, including as an employee in the financial department from 1961 to 1967, as comptroller of the Screen Gems division from 1967 to 1973 and as vice president and chief financial officer of that division from 1974 to 1983.

Board of Directors

         Our board of directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, consisting of William F. Lischak, Joseph Linehan and Barry R. Minsky, will expire at the annual meeting of our stockholders in 2003. The term of the second class of directors, consisting of Robert B. Little, Stephen K. Bannon and Christopher J. Cooney, will expire at the annual meeting of our stockholders in 2004. The term of the third class of directors, consisting of Scot K. Vorse, Nicholas Bavaro and Jeffrey Cooney, will expire at the annual meeting of our stockholders in 2002. In each case, each director serves from the date of his election until the end of his term and until his successor is elected and qualifies.

Committees

         Executive Committee. Christopher J. Cooney, Robert B. Little, William
F. Lischak and Stephen K. Bannon currently serve on the executive committee, with Mr. Cooney serving as chairman of such committee. During intervals between the meetings of the board of directors, the executive committee exercises all powers of the board of directors (except those powers specifically reserved by Delaware law or our Bylaws to the full board of directors) in the management and direction of the business and conduct of our affairs in all cases in which specific directions have not been given by the board.

         Compensation Committee. William F. Lischak, Joseph Linehan and Stephen
K. Bannon currently serve on the compensation committee, with Mr. Lischak serving as chairman of such committee. The compensation committee administers our stock option plans to the extent contemplated thereby and reviews, approves, and makes recommendations with respect to compensation of officers, consultants and key employees.

         Audit Committee. The audit committee currently consists of Stephen K. Bannon, Scot K. Vorse and Nicholas Bavaro, with Mr. Bavaro serving as chairman of such committee. The functions of the Audit Committee are: to review and approve the selection of, and all services performed by, our independent auditors; to meet and consult with and to receive reports from, our independent auditors and our financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls.

Voting Agreement

         In June 2000, our company, Rosemary Street, the Littles, MRCo., Inc. (a member of Rosemary Street), Christopher J. Cooney and Jeffrey Cooney entered into a voting agreement, which provides that:

         o so long as Robert B. Little is employed as our president, or the Littles own no less than 5% of our issued and outstanding voting securities, we will nominate and Rosemary Street will vote for Robert B. Little to serve as a member of our board;

         o so long as Christopher J. Cooney and Jeffrey Cooney own, in the aggregate, directly or indirectly, no less than 5% of our issued and outstanding voting securities, we will nominate and the Littles and other members of Rosemary Street will vote for Christopher J. Cooney and Jeffrey Cooney to serve as members of our board; and

         o so long as MRCo. owns no less than 5% of our issued and outstanding voting securities, we will nominate and the Littles and other members of Rosemary Street will vote for Joseph Linehan to serve as a member of our board.

         The voting agreement further provides that if the size of the board is increased from nine members to eleven members prior to June 20, 2002, Rosemary Street has the right to designate for election or appoint as directors the two persons to fill the vacancies created by the increase. The Littles have agreed to vote all of their shares of our voting securities for the election of Rosemary Street's two nominees in this situation.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file. To our knowledge, based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, the Forms 5 furnished to us with respect to our most recent fiscal year, and written representations of our directors, executive officers and 10% stockholders, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued during 2001, 2000 and 1999 to our chief executive officer and our two other executive officers who earned more than $100,000 during those periods :


                                                                                       Long Term
                                                                                      Compensation
                                                 Annual Compensation                     Awards
                                     -------------------------------------------------------------
                                                                     Other Annual      Securities
                                                                        Compen-        Underlying      All Other
         Name and                      Salary           Bonus           sation        Options/SARS   Compensation
    Principal Position     Year         ($)              ($)              ($)             (#)            ($)
-----------------------   ------      -------           -----       ------------      ------------   ------------

Christopher J. Cooney     2001        200,000             0                 0               0           870(1)
Co-chairman of the board  2000        100,000(2)          0                 0               0             0
and chief executive       1999              0             0                 0               0             0
officer

Robert B. Little          2001        300,000        50,000(3)        40,000(4)             0         5,931(5)
Co-chairman of the board  2000        215,865(6)     37,500(7)        36,371(8)       250,000        38,715(9)
and  president            1999        125,000(10)    25,000(11)       11,852(12)            0        34,791(13)

William F. Lischak        2001        225,000        50,000                0(14)            0        12,286(15)
Chief operating officer,  2000        212,980       150,000                0(14)       75,000        12,286(16)
chief  financial officer  1999        200,000        50,000                0(14)       10,000        12,528(17)
and secretary

--------------------------------

(1) Represents disability insurance premiums paid by us for the benefit of Mr. Cooney.

(2) Represents salary earned by Mr. Cooney commencing in June 2000 when he became co-chairman of the board and chief executive officer in connection with the closing of the private placement with Rosemary Street.


(3) Represents bonus earned by Mr. Little pursuant to his employment agreement, all of which has been deferred.


(4) Represents general expenses allowance payable pursuant to Mr. Little's employment agreement.


(5) Represents $3,400 in contributions we made on behalf of Mr. Little pursuant to our 401(k) plan and $2,531 in disability insurance premiums paid by us for the benefit of Mr. Little.


(6) Represents salary earned by Mr. Little as our co-chairman of the board and co-chief executive officer through June 2000. In connection with the closing of the private placement with Rosemary Street in June 2000, we amended Mr. Little's existing employment agreement to provide for him to serve as co-chairman of the board and president.

(7) Represents bonus earned by Mr. Little pursuant to his employment agreement, $25,000 of which has been deferred.


(8) Represents $11,852 of auto expense allowance, $3,750 in business management fees and $20,769 of general expense allowance paid pursuant to Mr. Little's employment agreement.


(9) Represents $3,115 in contributions we made on behalf of Mr. Little pursuant to our 401(k) plan, $32,966 in life insurance premiums and $2,634 in disability insurance premiums paid by us for the benefit of Mr. Little.


(10) Represents salary earned by Mr. Little pursuant to his employment agreement, the payment of which was made or forgiven in June 2000.

(11) Represents bonus of $25,000, payment of which was made or forgiven in June 2000.

(12) Represents $10,987 for automobile lease payments and $865 in automobile expenses.

(13) Represents $32,480 in life insurance premiums we paid or accrued for the benefit of Mr. Little and $2,311 in disability insurance premiums we paid for the benefit of Mr. Little.


(14) Prerequisites with respect to the executive officer did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.


(15) Represents $4,500 in contributions we made on behalf of Mr. Lischak pursuant to our 401(k) plan, $5,135 in life insurance premiums and $2,935 in disability insurance premiums we paid for the benefit of Mr. Lischak.


(16) Represents $4,260 in contributions we made on behalf of Mr. Lischak pursuant to our 401(k) plan, $6,139 in life insurance premiums and $1,887 in disability insurance premiums we paid for the benefit of Mr. Lischak.


(17) Represents $3,569 in contributions made on behalf of Mr. Lischak pursuant to our 401(k) Plan, $7,295 in life insurance premiums for which Mr. Lischak is entitled to reimbursement and $1,664 in disability insurance premiums we paid for the benefit of Mr. Lischak.

         There were no options granted to the executive officers named above during the year ended December 31, 2001.

         The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at December 31, 2001, and their value at that date if such options were in-the-money:

                     AGGREGATED OPTION EXERCISES IN 2001 AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                                        Value of
                                                                                                      Unexercised
                                                                           Number of Securities       In-the-Money
                                                                          Underlying Unexercised       Options at
                                                                            Options at December       December 31,
                                                                                 31, 2001                 2001
                                  Shares Acquired on                           Exercisable/           Exercisable/
                                       Exercise         Value Realized         Unexercisable         Unexercisable
Name                                     (#)                  ($)                   (#)                   ($)
---------------------------------------------------------------------------------------------------------------------

Christopher J. Cooney                     0                    0                   0/0                   0/0
Co-chairman of the board and
chief executive officer

Robert B. Little                          0                    0                 250,000/0               0/0
Co-chairman of the board and
president

William F. Lischak                        0                    0               51,672/33,328             0/0
Chief operating officer,
chief financial officer and
secretary

Director Compensation

         Pursuant to the automatic option grant program under our 1996 Basic Stock Option and Stock Appreciation Rights Plan, each individual serving as a non-employee board member on October 31, 1996 was granted a non-qualified option to purchase 5,000 shares of common stock. In addition, each member of the board who is not employed by us receives an automatic grant of a non-qualified option to purchase 5,000 shares of the common stock (i) upon becoming a board member, whether through election at a meeting of our stockholders or through appointment by the board of directors and (ii) on the date of each annual meeting of stockholders, if such individual is to continue to serve as a board member after such meeting; provided such individual has served as a non-employee member of the board of directors for at least six months. Each such automatic option grant is, among other things, exercisable at the fair market value of the common stock on the date of the automatic grant and is generally exercisable after completion of one year of service to the board of directors measured from the automatic grant date. In addition, we reimburse all directors for travel and related expenses incurred in connection with their activities on our behalf. Our directors are not otherwise compensated for serving on the board.

Compensation Committee Interlocks And Insider Participation

         Our compensation committee was established in October 1996 and currently consists of William Lischak, Joseph Linehan and Stephen K. Bannon, with William F. Lischak serving as chairman of such committee. Mr. Lischak has served as chief operating officer, chief financial officer, secretary and one of our directors since October 1996. Mr. Linehan has served as one of our directors since June 2000. Mr. Bannon was our chairman of the board of directors during 1996 until consummation of the merger with Overseas Private and served as vice chairman of the board of directors and chairman of the executive committee from October 1996 to June 2000. The compensation committee currently administers both of our stock option plans to the extent contemplated thereby.

Indemnification

         We have entered into indemnification agreements with our directors (including those who are also executive officers) providing for indemnification by us, including in circumstances in which indemnification is otherwise discretionary under Delaware law. These agreements constitute binding agreements between us and each of the parties thereto, thus preventing us from modifying its indemnification policy in a way that is adverse to any person who is a party to such an agreement.

Compensation Arrangements For Current Executive Officers

         Christopher J. Cooney

         In June 2000, we entered into an employment agreement with Christopher
J. Cooney, which provided for Mr. Cooney to serve as our co-chairman of the board and the chief executive officer for a one-year term ending in June 2001. Under the terms of the agreement, Mr. Cooney received a base salary of $200,000 and was entitled to receive an annual $25,000 bonus if our pre-tax profits exceeded $500,000 in any year during the term. Mr. Cooney also was entitled to an additional bonus, if any, as established by the board at the beginning of the employment term based on our achieving certain profit targets. The agreement contained a non-compete clause whereby Mr. Cooney agreed not to compete with us for the duration of the agreement. We are currently in the process of amending and extending this agreement.

         Robert B. Little

         In June 2000, we entered into an amended and restated employment agreement with Robert B. Little, which provides for Mr. Little to serve as our co-chairman of the board and the president for a three-year term ending in June 2003. Mr. Little receives a base salary of $300,000 and a guaranteed bonus of $50,000, which will be increased by $25,000 on a cumulative basis for each year of the employment term in which our pre-tax profits exceed $500,000. Mr. Little also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on our achieving certain profit targets. If we achieve these targets, Mr. Little's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether we achieve the targets, we may give Mr. Little written notice at least six months prior to the expiration of the initial employment term that we elect to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Little will be entitled to receive $400,000 in cash, payable in six equal monthly installments of $66,666, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Little agreed not to compete with us for the duration of the agreement and for one year after its termination.

         William F. Lischak

         In June 2000, we entered into an amended and restated employment agreement with William F. Lischak, which provides for Mr. Lischak to serve as our chief operating officer and chief financial officer for a three-year term ending in June 2003. Mr. Lischak receives a base salary of $225,000 and a guaranteed bonus of $50,000, which will be increased by $15,000 on a cumulative basis for each year of the employment term in which our pre-tax profits exceed $500,000. Mr. Lischak also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on our achieving certain profit targets. If we achieve these targets, Mr. Lischak's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether we achieve the targets, we may give Mr. Lischak written notice at least six months prior to the expiration of the initial employment term that we elect to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Lischak will be entitled to receive $300,000 in cash, payable in six equal monthly installments of $50,000, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Lischak agreed not to compete with us for the duration of the agreement and for one year after its termination.

         In connection with the June 2000 private placement, we granted Mr. Lischak an option under our 1996 Basic Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $3.40 per share. As of December 31, 2001, 41,672 options were exercisable. 2,083 options will become exercisable on the last day of each of the next 16 consecutive months thereafter. Once exercisable, the options will remain exercisable until April 2005.

         Jeffrey Cooney

         In June 2000, we entered into an employment agreement with Jeffrey Cooney, which provides for Mr. Cooney to serve as our executive vice president-creative affairs for a three-year term ending in June 2003. Mr. Cooney receives a base salary of $60,000 and will receive a $25,000 bonus for each year of the employment term in which our pre-tax profits exceed $500,000. Mr. Cooney also will be entitled to an additional bonus, if any, as may be established by the board at the beginning of each year of the employment term based on our achieving certain profit targets. If we achieve these targets, Mr. Cooney's employment agreement will be automatically renewed on the same terms for an additional two-year term. Regardless of whether we achieve the targets, we may give Mr. Cooney written notice at least six months prior to the expiration of the initial employment term that we elect to extend the initial term for an additional two years. If the initial term is not renewed, Mr. Cooney will be entitled to receive $100,000 in cash, payable in six equal monthly installments of $16,666.67, with the first payment to be made within 30 days after termination of the initial term. The agreement contains a non-compete clause whereby Mr. Cooney agreed not to compete with us for the duration of the agreement and for one year after its termination.

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

         In June 2000, we amended the Special Option Plan. Pursuant to this amendment, we cancelled all of the options outstanding under the Special Option Plan and granted each of Ms. Little and Mr. Little an option to purchase 250,000 shares of common stock at an exercise price of $3.40 per share. The options are immediately exercisable and expire in June 2005.

         1996 Basic Stock Option Plan

         In October 1996, our stockholders approved the 1996 Basic Stock Option and Stock Appreciation Rights Plan under which a total of 550,000 shares of common stock are available for grant to our regular full-time employees, non-employee members of the board of directors, independent consultants and other persons who provide services to us on a regular or substantial basis. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue
Code) and stock appreciation rights. As of December 31, 2001, options to purchase an aggregate of 33,328 shares of common stock were outstanding under the basic option plan, with exercise prices ranging from $1.75 to $5.25 per share.

         2000 Performance Equity Plan

         In November 2000, our stockholders approved the 2000 Performance Equity Plan, under which a total of 1,000,000 shares of common stock are available for grant to our key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 2000 plan. As of December 31, 2001, options to purchase an aggregate of 10,000 shares of common stock were outstanding under the 2000 plan at an exercise price of $1.75 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 12, 2002 with respect to the common stock ownership of:

         o those persons or groups known to beneficially own more than 5% of our voting securities;
         o        each director;
         o each executive officer whose compensation exceeded $100,000 in 2001; and
         o        all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon information furnished to us by these stockholders. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect to the shares. Except as otherwise indicated in the table below, the business address of each of the persons listed is care of First Look Media, Inc., 8000 Sunset Boulevard, Penthouse East, Los Angeles, California 90046.







----------------------------------------------------- ----------------------------------- ------------------------------
                                                      Amount and Nature of                Percent of Class
Name of Beneficial Owner                              Beneficial Ownership                of Voting Securities
----------------------------------------------------- ----------------------------------- ------------------------------

Christopher J. Cooney
c/o Rosemary Street Productions, LLC
222 East 44th Street
New York, New York 10017                                        7,830,430 (1)                        57.9%
----------------------------------------------------- ----------------------------------- ------------------------------

Robert B. Little                                                1,864,406(2)                         15.0%
----------------------------------------------------- ----------------------------------- ------------------------------

William F. Lischak                                                313,730(3)                          2.6%
----------------------------------------------------- ----------------------------------- ------------------------------

Jeffrey Cooney
c/o Rosemary Street Productions, LLC
222 East 44th Street
New York, New York 10017                                        7,830,430(1)                         57.9%
----------------------------------------------------- ----------------------------------- ------------------------------

Stephen K. Bannon
c/o Jeffries Bannon
Media Fund LLC
11100 Santa Monica Blvd.
Los Angeles, California 90025                                    146,324(4)                          1.2%
----------------------------------------------------- ----------------------------------- ------------------------------

Scot K. Vorse
c/o 1863 Mango Way
Los Angeles, California 90049                                    151,323(5)                          1.3%
----------------------------------------------------- ----------------------------------- ------------------------------

----------------------------------------------------- ----------------------------------- ------------------------------
                                                      Amount and Nature of                Percent of Class
Name of Beneficial Owner                              Beneficial Ownership                of Voting Securities
----------------------------------------------------- ----------------------------------- ------------------------------

Barry R. Minsky
c/o Wharton Capital Partners, Ltd.
545 Madison Avenue
New York, New York 10022                                         990,735 (6)                          8.1%
----------------------------------------------------- ----------------------------------- ------------------------------

Joseph Linehan
c/o The Union Labor Life Insurance Co.
111 Massachusetts Avenue, N.W.
Washington, DC 20001                                               5,000(7)                             *
----------------------------------------------------- ----------------------------------- ------------------------------

Nicholas Bavaro
c/o EUE/Screen Gems, Ltd.
222 East 44th Street
New York, New York 10017                                          25,000(8)                             *
----------------------------------------------------- ----------------------------------- ------------------------------

Rosemary Street Productions, LLC
222 East 44th Street
New York, New York 10017                                       7,830,430(9)                          57.9%
----------------------------------------------------- ----------------------------------- ------------------------------

Dolphin Offshore Partners, L.P.
c/o Dolphin Management
129 East 17th Street
New York, New York 10003                                         957,929                              8.0%
----------------------------------------------------- ----------------------------------- ------------------------------

Wharton Capital Partners, Ltd.
545 Madison Avenue
New York, New York 10022                                         690,735                              5.8%
----------------------------------------------------- ----------------------------------- ------------------------------

Ellen Dinerman Little                                          1,864,406(2)                          15.0%
c/o Savitsky & Co.
1901 Avenue of the Stars
Suite 1450
Los Angeles, California 90067
----------------------------------------------------- ----------------------------------- ------------------------------

All current executive officers and directors as a             11,326,948(10)                         78.3%
group (9 persons)
----------------------------------------------------- ----------------------------------- ------------------------------

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

(3) Includes (i) 60,004 shares of common stock issuable upon exercise of immediately exercisable options and (ii) 4,166 shares of common stock issuable upon exercise of options exercisable on or before June 30, 2002. Excludes 20,830 shares of common stock issuable upon exercise of options, 2,083 of which become exercisable during each of the 10 months beginning July 2002.

(4) Includes 25,000 shares of common stock issuable upon exercise of immediately exercisable options.

(5) Represents (i) 25,000 shares of common stock issuable upon exercise of immediately exercisable options and (ii) 126,323 shares of common stock contributed by Mr. Vorse to a revocable living trust for the benefit of Mr. Vorse's spouse.

(6) Represents (i) 690,735 shares of common stock owned by Wharton Capital Partners Ltd., a New York corporation of which Mr. Minsky holds a 50% interest, (ii) 295,000 shares of common stock issuable upon exercise of immediately exercisable warrants, 95,000 of which are held by Mr. Minsky's spouse and (iii) 5,000 shares of common stock issuable upon exercise of immediately exercisable options.

(7) Represents 5,000 shares of common stock issuable upon exercise of immediately exercisable options.

(8) Represents (i) 20,000 shares of common stock issuable upon exercise of immediately exercisable warrants and (ii) 5,000 shares of common stock issuable upon exercise of immediately exercisable options.

(9) Includes 1,613,810 shares of common stock issuable upon exercise of immediately exercisable warrants.

(10) Includes shares referred to as being included in notes 1 through 8. Excludes shares referred to in such notes as being excluded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Until June 2000, Ellen Dinerman Little was employed as our co-chairman of the board, co-chief executive officer and president. In June 2000, our existing employment agreement with Ms. Little was terminated and we entered into a "first look" agreement with The Little Film Company and Ms. Little. The agreement provides for a three-year term ending in June 2003. Pursuant to the "first look" agreement, the Little Film Company receives:

         o        an annual fee of $100,000;

         o a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and

         o customary overhead, including office space, staff, telephone and reasonable travel costs, limited to $150,000 per year.

         The Little Film Company also will be compensated on a project-by-project basis , through fixed producer fees equal to 3.5% of the all inclusive budget of each picture produced with a minimum of $150,000 and maximum of $500,000 per picture. Additionally, The Little Film Company may earn certain contingent compensation based upon the performance of the given picture. We will have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company will furnish us with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria. We did not compensate The Little Film Company relative to the production of any films during 2001 and 2000.

         In October 2000, we entered into a consulting agreement with Wharton Capital Partners Ltd. Barry R. Minsky, one of our directors, is the chief executive officer and a 50% stockholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000 and is entitled to receive a monthly fee of $4,166 for 24 months. If Wharton introduces us to a financing source and we consummate any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then we also will pay Wharton an amount equal to (i) 5% of all funds received by us from such public or private equity financing and (ii) 3% of all funds received by us from such public or private debt financing. Additionally, upon completion of an equity-based financing, we will issue to Wharton warrants to purchase shares of common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a)(1)   INDEX TO FINANCIAL STATEMENTS

                                                                                     Page(s) in
                                                                                     Form 10-K
                                                                                     ----------

                  Report of Independent Accountants                                     F-1

                  Consolidated Financial Statements:

                  Consolidated Balance Sheets - December 31, 2001
                    and 2000                                                            F-2

                  Consolidated Statements of Operations - Years Ended
                    December 31, 2001, 2000 and 1999                                    F-3

                  Consolidated Statements of Cash Flows -
                    Years Ended December 31, 2001, 2000 and 1999                        F-4

                  Consolidated Statements of Shareholders' Equity - Years
                    Ended December 31, 2001, 2000 and 1999                              F-5

                  Notes to Consolidated Financial Statements                            F-6



         (a)(2)   INDEX TO FINANCIAL STATEMENTS SCHEDULES

                  Schedule II -- Valuation and Qualifying Accounts                      S-1


         (a)(3)   EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION

         3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         3.2 Bylaws, as amended on June 20, 2000. Incorporated by reference to Exhibit 3.2 to our Amended Current Report on Form 8-K/A filed with the SEC on June 29, 2000.

         3.3 Certificate of Designations for Series A Preferred Stock. Incorporated by reference to Exhibit 3.3 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         3.4 Amendment to our Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         4.1      Form of Common Stock Certificate. Incorporated by reference to
                  Exhibit 4.1 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         4.2      Form of Warrant Certificate. Incorporated by reference to
                  Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 33-83624.

         4.3 Warrant Agreement between Continental Stock Transfer & Trust Company and our company. Incorporated by reference to Exhibit
                  4.4 to our Registration Statement on Form S-1, Registration No. 33-83624.

         4.4 Form of Warrant issued in our bridge financing. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, Registration No. 33-83624.

         4.5 Warrant, dated October 31, 1996, for Jefferson Capital Group, Ltd. to purchase shares of our common stock. Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         4.6 Form of Warrant dated June 20, 2000. Incorporated by reference to Exhibit 4.8 to our Amended Current Report on Form
                  8-K/A, filed with the SEC on June 29, 2000.

         10.1 Indemnity Agreement, dated October 31, 1996, between us and Robert B. Little. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         10.2 Indemnity Agreement, dated October 31, 1996, between us and William F. Lischak. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         10.3 Indemnity Agreement, dated October 31, 1996, between us and Stephen K. Bannon. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         10.4 Indemnity Agreement, dated October 31, 1996, between us and Scot K. Vorse. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, dated October 25, 1996, filed with the SEC on November 12, 1996.

         10.5 1996 Basic Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 1996.

         10.6 Lease Agreement dated April 21, 1987, as amended. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 1996.

         10.7 Amendment, dated April 1, 1997 to Lease Agreement, dated April 21, 1987. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 1997.

         10.8 Movie and Motion Picture Programming Agreement, dated July 19, 1999, between broadcast.com inc. and us. Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

         10.9 Securities Purchase Agreement, dated May 3, 2000, between our company and Rosemary Street Productions, LLC ("Rosemary Street"). Incorporated by reference to Exhibit 10.35 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.10 Assignment and Assumption Agreement between our company and Rosemary Street. Incorporated by reference to Exhibit 10.36 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.11 Amended and Restated 1996 Special Stock Option Plan and Agreement among Robert Little, Ellen Little and our company. Incorporated by reference to Exhibit 10.37 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.12 Stock Option Agreement between us and William Lischak. Incorporated by reference to Exhibit 10.38 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.13 Amended and Restated Employment Agreement between Robert Little and us. Incorporated by reference to Exhibit 10.39 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.14 Amended and Restated Employment Agreement between William Lischak and us. Incorporated by reference to Exhibit 10.40 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.15 Employment Agreement between Christopher Cooney and us. Incorporated by reference to Exhibit 10.41 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.16 Employment Agreement between Jeffrey Cooney and us. Incorporated by reference to Exhibit 10.42 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.17 First Look Agreement between The Little Film Company, Inc. and us. Incorporated by reference to Exhibit 10.43 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.18 Note and Debt Contribution Agreement among Robert Little and Ellen Little and us. Incorporated by reference to Exhibit
                  10.44 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.19 Form of Management Letter between each of Robert Little and Ellen Little and us. Incorporated by reference to Exhibit
                  10.45 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.20 Voting Agreement among our company, Rosemary Street, Robert Little, Ellen Little, MRCo., Inc., Christopher Cooney and Jeffrey Cooney. Incorporated by reference to Exhibit 10.46 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.21 Form of Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among our company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, as Issuing Bank (without schedules and exhibits). Incorporated by reference to Exhibit 10.47 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.22 Copyright Security Agreement, dated as of June 20, 2000 (without schedules and exhibits). Incorporated by reference to
                  Exhibit 10.48 to our Amended Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

         10.23 Consulting Agreement, dated October 1, 2000, between us and Wharton Capital Partners, Ltd. Incorporated by reference to
                  Exhibit 5 to the Schedule 13D filed by Wharton with the SEC on November 28, 2000.

         10.24    2000 Performance Equity Plan. Incorporated by reference to
                  Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         10.25 Amendment No. 1, dated May 16, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, among our company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, as Issuing Bank. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         10.26 Amendment No. 2, dated as of September 17, 2001 to the Credit, Security, Guaranty and Pledge Agreement, dated as of June 20, 2000, as amended, among our company, as Borrower, the Guarantors named therein and the Lenders named therein, with The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, as Issuing Bank. Filed Herewith

         10.27 Agreement of Sublease dated November 15, 2001 between Scott Mednick & Associates, Inc. and First Look Media, Inc. Filed herewith.

         21       Subsidiaries of the Registrant. Filed herewith.

         23       Consent of PricewaterhouseCoopers LLP. Filed herewith.

         99       Risk Factors.  Filed Herewith.

--------
* Confidential treatment has been granted for portions of such exhibit.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2002                     FIRST LOOK MEDIA, INC.

                                        By:   /s/ Christopher J. Cooney
                                              ---------------------------------
                                              Christopher J. Cooney
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE              TITLE                          DATE
             ---------              -----                          ----

/s/ Christopher J. Cooney      Co-Chairman of the Board        May 6, 2002
-------------------------      of Directors and Chief
Christopher J. Cooney          Executive Officer
                               (Principal Executive Officer)



/s/ Robert B. Little            Co-Chairman of the Board of    May 6, 2002
---------------------------     Directors and President
Robert B. Little


/s/ William F. Lischak          Chief Operating Officer,       May 6, 2002
---------------------------     Chief Financial Officer,
William F. Lischak              Secretary and Director
                                (Principal Financial and
                                Accounting Officer)


/s/ Jeffrey Cooney              Executive Vice President -     May 6, 2002
---------------------------     Creative Affairs and Director
Jeffrey Cooney


/s/ Stephen K. Bannon              Director                    May 6, 2002
---------------------------
Stephen K. Bannon

/s/ Scot K. Vorse                  Director                    May 6, 2002
---------------------------
Scot K. Vorse

/s/ Barry R. Minsky                Director                    May 6, 2002
---------------------------
Barry R. Minsky

                                   Director                    __________, 2002
---------------------------
Joseph Linehan

/s/ Nicholas Bavaro                Director                    May 6, 2002
---------------------------
Nicholas Bavaro

Schedule II - Valuation and Qualifying Accounts


                                     Balance at
                                     Beginning of    Charged to Costs                 Balance at End
 Allowance for Doubtful Accounts     Year            and Expenses         Deductions     of Year
-------------------------------      ------------    ----------------     ----------  -------------
                                                               (in thousands)
Year Ended December 31, 2001         $  1,100          $  1,268          $  (1,218)      $   1,150
Year Ended December 31, 2000            1,100             1,876             (1,876)          1,100
Year Ended December 31, 1999            1,100               259               (259)          1,100


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
         Shareholders of First Look Media, Inc.
         (formerly known as Overseas Filmgroup, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of First Look Media, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has had losses and negative cash flows from operations for each of the last two years and will need to generate sufficient cash flow from operations or raise additional capital to achieve its intended business objectives.



/s/ PricewaterhouseCoopers LLP
Century City, California
April 25, 2002

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED BALANCE SHEETS


                                                                                                   Year Ended December 31,
                                                                                                      2001           2000
                                                                                                --------------------------------
                                                                                                        (in thousands)
                                            ASSETS:

Cash and cash equivalents                                                                           $    1,673        $     832
Accounts receivable, net of allowance for doubtful
   accounts of $1,150,000 and $1,100,000, respectively                                                  23,668           26,583
Film costs, net of accumulated amortization                                                             18,304           13,393
Other assets                                                                                             1,826            1,472
                                                                                                --------------------------------
     Total assets                                                                                   $   45,471        $  42,280
                                                                                                ================================

                             LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                                               $    1,777        $   1,411
Accrued interest payable                                                                                   166              174
Deferred revenue                                                                                           810               87
Payable to producers                                                                                    21,987           23,587
Notes payable                                                                                           14,680            7,116
                                                                                                --------------------------------
     Total liabilities                                                                                  39,420           32,375
                                                                                                --------------------------------

Commitments and contingencies (Note 10)

Shareholders' equity:

Preferred stock, $.001 par value, 10,000,000 shares authorized;
   0 and 904,971 shares issued and outstanding at December
   31, 2001 and 2000, respectively                                                                           -                1

Common stock, $.001 par value, 50,000,000 shares authorized; 11,658,848 and 9,848,906 shares issued at December 31, 2001 and 2000, respectively; 11,613,848 and 9,803,906 shares outstanding at December
   31, 2001 and 2000, respectively                                                                          12               10

Additional paid-in capital                                                                              30,674           30,675
Accumulated deficit                                                                                    (24,548)         (20,694)
Treasury stock at cost, 45,000 shares                                                                      (87)             (87)
                                                                                                --------------------------------
Total shareholders' equity                                                                               6,051            9,905
                                                                                                --------------------------------
     Total liabilities and shareholders' equity                                                     $   45,471      $    42,280
                                                                                                ================================


The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year Ended December 31
                                                                                 2001            2000            1999
                                                                                 ----            ----            ----
                                                                                (in thousands except per share amounts)

   Revenues                                                                      $  35,144        $  22,625       $  33,784

   Expenses:
        Film cost amortization                                                      24,258           16,850          30,888
        Distribution and marketing                                                   7,101            4,774               -
        Selling, general and administrative                                          6,947            6,473           2,983
                                                                                    ------           ------          ------

        Total expenses                                                              38,306           28,097          33,871
                                                                                    ------           ------          ------
            Loss from operations                                                    (3,162)          (5,472)            (87)
                                                                                    ------           ------          ------
        Other income (expense):
            Interest income                                                             76               27               7
            Interest expense                                                        (1,137)          (1,571)         (2,019)
            Other income                                                               431              786             110
                                                                                    ------           ------          ------
                  Total other expense                                                 (630)            (758)         (1,902)
                                                                                    ------           ------          ------
        Loss before income taxes and cumulative effect
            of accounting change                                                    (3,792)          (6,230)         (1,989)

        Income tax provision (benefit)                                                  62              137            (736)
                                                                                    ------           ------          ------
        Loss before cumulative effect of accounting change                          (3,854)          (6,367)         (1,253)

        Cumulative effect of accounting change  (net of income taxes)                    -          (14,123)              -
                                                                                    ------           ------          ------
                  Net loss                                                        $ (3,854)       $ (20,490)      $  (1,253)
                                                                                    ======           ======          ======
        Basic and diluted loss per share:

        Loss before cumulative effect of accounting change                        $  (0.38)       $   (0.78)      $   (0.21)

        Cumulative effect                                                                -            (1.74)              -
                                                                                    ------           ------          ------
        Net income                                                                $  (0.38)       $   (2.52)      $   (0.21)
                                                                                    ======           ======          ======
        Weighted average number of common shares outstanding                        10,191            8,131           5,990
                                                                                    ======           ======          ======


The accompanying notes are an integral part of these consolidated financial statements.


FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December 31,
                                                                                    2001             2000           1999
                                                                                    ----             ----           ----
                                                                                                (in thousands)
Cash flows from operating activities:

Net loss                                                                         $   (3,854)     $  (20,490)      $  (1,253)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities

     Cumulative effect of accounting change                                               -          15,582               -
     Film cost amortization                                                          24,258          16,850          14,340
     Additions to film costs                                                         (9,922)         (2,865)        (13,700)
     Payments to producers                                                          (20,847)        (13,472)         13,282
     Equity based charge                                                                  -               -              24
     Capital gains and other non-cash income                                              -            (625)              -
     Changes in operating assets and liabilities:
       Accounts receivable                                                            2,915           3,506         (10,364)
       Related party receivables                                                          -             149               -
       Other assets                                                                    (354)           (693)           (145)
       Accounts payable and accrued expenses                                            358            (485)             87
       Deferred income taxes                                                              -          (1,459)           (874)
       Deferred revenue                                                                 723            (832)            786
                                                                                     ------          ------          ------
           Net cash (used in) provided by operating activities                       (6,723)         (4,833)          2,183
                                                                                     ------          ------          ------
Cash flows from investing activities:

     Sale of marketable securities                                                        -           2,056              -
                                                                                     ------          ------          ------

             Net cash provided by investing activities                                    -           2,056              -
                                                                                     ------          ------          ------
Cash flows from financing activities:
     Issuance of equity instruments, net of expenses                                      -          16,420              -
     Investment by significant shareholder                                                -             130              -
     Net borrowings (pay down) under credit facility                                  8,000         (11,554)        (1,960)
     Net pay down of subordinated note payable                                         (436)         (1,095)          (289)
     Net pay down of note payable to shareholders                                         -            (650)          (273)

     Decrease in restricted cash position                                                 -              88             71
                                                                                     ------          ------          ------
             Net cash provided by (used in) by financing activities                   7,564           3,339          (2,451)
                                                                                     ------          ------          ------
Net increase (decrease) in cash and cash equivalents                                    841             562            (268)

Cash and cash equivalents at beginning of year                                          832             270             538
                                                                                     ------          ------          ------
Cash and cash equivalents at end of year                                         $    1,673      $      832       $     270
                                                                                     ======          ======          ======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                                    $      893      $    1,875       $   2,199
                                                                                     ======          ======          ======
     Income taxes                                                                $        9      $        6       $      22
                                                                                     ======          ======          ======
     Foreign withholding taxes                                                   $       53      $      131       $     196
                                                                                     ======          ======          ======
Non-cash financing activities:
     Contribution of capital by significant shareholder                          $        -      $    2,023       $       -
                                                                                     ======          ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)


                                                                                               Accumulated
                                                                       Additional  Accumulated    Other                   Total
                                      Preferred Stock    Common Stock   Paid-in     (Deficit)  Comprehensive Treasury  Shareholders'
                                     Number   Amount   Number  Amount   Capital     Earnings      Income      Stock      Equity
                                     ------   ------   ------  ------   -------     --------      ------      -----      ------


Balance at December 31, 1998             -   $    -     5,778      6    $ 10,652  $   1,049             -   $  (87)    $  11,620

Issuance of common stock                 -        -       563      -       1,431          -             -        -         1,431

Equity based charge                      -        -         -      -          24          -             -        -            24

Comprehensive income:
Unrealized holding gain in
   investments available for sale        -        -         -       -          -          -         1,477         -        1,477

Net loss                                 -        -         -       -          -     (1,253)            -         -       (1,253)
                                                                                                                         -------
Total comprehensive income                                                                                                   224
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1999             -        -     6,341       6     12,107       (204)        1,477      (87)       13,299

Issuance of common stock, preferred
   stock and warrants                  905        1     5,097       5     16,414          -             -         -       16,420

Retirement of common stock               -        -    (1,589)     (1)         1          -             -         -            0

Forgiveness of notes payable, accrued
   expenses and contribution of
   capital                               -        -         -       -      2,153          -             -         -        2,153

Comprehensive income:
Reversal of unrealized holding gain
   upon sale of investment available
   for sale                              -        -         -       -          -          -        (1,477)        -       (1,477)

Net loss                                 -        -         -       -          -    (20,490)            -         -      (20,490)
                                                                                                                         -------
Total comprehensive income                                                                                               (21,967)
                                      ------------------------------------------------------------------------------------------

Balance at December 31, 2000           905        1     9,849      10     30,675    (20,694)            -      (87)        9,905

Conversion of preferred stock to
    common                            (905)      (1)    1,810       2         (1)         -             -        -             -

Net loss                                 -        -         -       -          -     (3,854)            -        -        (3,854)
                                      ------------------------------------------------------------------------------------------

Balance at December 31, 2001             -   $    -    11,659   $  12   $ 30,674  $ (24,548)      $     -   $  (87)   $    6,051
                                      ==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

General

First Look Media, Inc. (formerly known as Overseas Filmgroup, Inc.) ("Company") is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical market under the name "First Look Pictures", and in the domestic video market under the name "First Look Home Entertainment. The Company also produces television commercials under the name "First Look Artists".

Liquidity and Capital Resources

For the two years ended December 31, 2001, the Company had operating losses of $8,634,000 and its operating activities used $11,556,000 of cash. As of December 31, 2001, the Company had cash and cash equivalents of $1,673,000 and, based on its calculations, approximately $5,795,000 available for borrowing under its Chase Credit Facility (see Note 6). In management's opinion, existing cash and available borrowings, totaling approximately $7,468,000, along with future cash anticipated to be generated from operations, will provide the Company with sufficient resources to fund operations and execute its current business plan through at least January 1, 2003. If the Company is not successful in generating sufficient future cash flow from operations in accordance with its current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenues

Revenues from nonrefundable guarantees payable by sub-distributors are recognized when the film becomes available for release and certain other conditions are met in accordance with Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). Amounts received in advance of the film being available are recorded as deferred revenue. Revenues from direct theatrical distribution of films are recognized on the dates of exhibition. Revenues from home video market are recognized, net of a reserve for returns, upon availability of product to retailers.

Film Costs and Amortization

The Company accounts for film costs in accordance with SOP 00-2. Film costs include the direct costs of acquiring and producing motion picture product. Capitalized costs are amortized using the individual film forecast method whereby expense is recognized in the proportion that current year revenues for each film bear to management's estimate of ultimate revenues. Film costs are stated at the lower of net unamortized cost or net realizable value.

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 00-2, which replaces SFAS No. 53. SOP 00-2 was adopted for the Company's fiscal year beginning January 1, 2000. SOP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new standard, all exploitation costs such as advertising and marketing costs for theatrical and television products will be expensed as incurred, whereas under the previous standards, these costs were capitalized and amortized over the products' lifetime revenues. In addition, the new standard requires that development costs for abandoned projects be charged directly to expense rather than being included in production overhead and reestablished as film costs. The Company elected early adoption of SOP 00-2 and, as a result, in 2000, a cumulative charge for the change in accounting principle of $15,582,000 ($14,123,000 net of income taxes) has been reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2000.

Payables to Producers

The Company accounts for participations due to producers in accordance with SOP 00-2. Management's estimate of ultimate participations is accrued as an expense using the individual film forecast method whereby expense is recognized in the proportion that current year revenues for each film bear to management's estimate of ultimate revenues. In the year ending December 31, 2002, management expects to make payments of approximately $15,600,000 to settle producer liabilities outstanding at December 31, 2001.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows. The Company has recorded write-downs of film costs amounting to $1,815,000, $494,000 and $1,271,000 for the years ended December 31, 2001, 2000 and 1999 respectively, as a result of downward adjustments of projected ultimate revenues. These write-downs are included in film cost amortization in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and payable to producers approximate their fair value due to the relative short maturities of these instruments. The fair value of notes payable approximates the recorded value due to the stated interest rate on such instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 2000. SFAS No. 131 establishes standards for the way companies report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's management has determined that the Company operated within two discrete reportable business segments for the year ended December 31, 2001 and one discrete reportable business segment for the year ended December 31, 2000.

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

Basic and Diluted Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to all stock options, warrants and convertible preferred stock during the three years ended December 31, 2001 have been excluded from the computation below because their effect is anti-dilutive.

The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculations above because their effect would be anti-dilutive for the years indicated:


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                    2001             2000            1999
                                                                    ----             ----            ----

Weighted average common stock equivalents:
     Convertible preferred stock                                            -           904,971              -
     Stock options                                                    375,076         1,546,377      2,310,722
     Warrants                                                       7,551,310         6,118,319      4,562,500

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs credit evaluations of its customers and generally does not require collateral. As of December 31, 2001, only one customer had an outstanding balance that exceeded 10% or more ($3.6 million) of the Company's total accounts receivable.

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods to conform with the current year presentation.

Recent Accounting Pronouncements

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of APB Opinion No. 30, "Reporting the Results of Operations". FAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of determining the impact of adopting SFAS No. 144.

NOTE 3 - AGREEMENT WITH ROSEMARY STREET PRODUCTIONS, LLC:

In June 2000, the Company consummated a Securities Purchase Agreement with Rosemary Street in which the Company sold to Rosemary Street for an aggregate cash price of $17,000,000 (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A convertible preferred stock and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock for an exercise price of $3.40 per share. Direct expenses associated with the issuance of stock and warrants amounted to $580,000 through December 31, 2000, which were charged to equity. As of December 31, 2001, Rosemary Street owned approximately 53.5% of the Company's voting securities.

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street, in June 2000, Robert B. Little and Ellen Dinerman Little (collectively, "the Littles"), former co-chairs of the Board of Directors, co-chief executive officers and significant stockholders of the Company, forgave $2,023,000 in notes and other payables owed to them by the Company. In addition, the Littles contributed to the Company $130,000 in cash and 1,588,812 shares of the Company's common stock they owned. In return, in accordance with the terms of the Securities Purchase Agreement, the Company paid $1,430,000 to the Littles.

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


NOTE 5 - FILM COSTS:

Film costs consist of the following:

                                                             December 31,
                                                        2001               2000
                                                        ----               ----
                                                            (in thousands)
Films in release net of accumulated amortization     $ 13,167          $ 11,702
Films not yet available for release                     5,137             1,691
                                                     --------          --------
                                                     $ 18,304          $ 13,393
                                                     ========          ========

Interest costs capitalized to films were $191,000, $186,000 and $303,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 2001, approximately 35% and 81% of unamortized film costs applicable to films in release, are expected to be amortized during the next year and next three years, respectively.


NOTE 6 - NOTES PAYABLE:

Notes payable consist of the following:

                                             2001                2000
                                             ----                ----
                                                  (in thousands)

Borrowing under credit facility          $ 14,500            $  6,500
Subordinated note payable                     180                 616
                                      -----------         ------------
                                         $ 14,680            $  7,116
                                      ===========         ============

Concurrently with the consummation of the Securities Purchase Agreement with Rosemary Street (Note 3), in June 2000 the Company entered into a five-year $40 million revolving credit facility (the "Chase Credit Facility") with The Chase Manhattan Bank (now JP Morgan Securities, Inc.) and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to repay outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (the "Coutts/Bankgesellschaft Credit Facility"). The remaining proceeds have been used to finance the Company's production, acquisition, distribution and exploitation of motion pictures, and for working capital and general corporate purposes, including the Company's expansion into television commercial production (Note 14). During the years ended December 31, 2001 and 2000, the Company borrowed $8,000,000 and $6,500,000, respectively, under the Chase Credit Facility.

The amounts borrowed under the Chase Credit Facility bear interest, as the Company may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the Chase Credit Facility Agreement). In addition to an annual management fee of $125,000, the Company pays a commitment fee on the daily average unused portion of the Chase Credit Facility at an annual rate of 0.5%. Upon entering the Chase Credit Facility, the Company was required to pay a one-time fee of approximately $890,000. The Chase Credit Facility Agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities. The Chase Credit Facility is collateralized by all tangible and intangible assets, and future revenues of the Company.

In May 2001, the Company entered into an amendment to the Chase Credit Facility, pursuant to which the requisite lenders agreed, effective as of the date of the amendment, to:

         o permit the Company to obtain financing for one film from another lender;
         o increase the Company's overhead allowance from $5 million to $7.25 million excluding bad debt; and
         o reduce the minimum level of Consolidated Net Worth (as defined in the credit agreement) that the Company is required to maintain from $28 million to $22 million.

As of December 31, 2001, the Company was in compliance with all covenants of the credit agreement.

In addition to the amounts outstanding under the Chase Credit Facility Agreement, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bears interest at the Prime Rate plus 1.5% and is collateralized by amounts due under distribution agreements from the specific film. The outstanding remaining obligation of $180,000 was fully repaid in March 2002.

Expected maturity dates and effective interest rates of the notes payables are as follow:

                                                          Expected Maturity Date
                                                          ----------------------
                                                              (in thousands)

                                                  2002        2003       2004       2005     Thereafter
                                                  ----        ----       ----       ----     ----------
   Borrowings under credit facility                 -          -          -      $14,500           -
     Average interest rate                        5.6%        5.6%       5.6%        5.6%          -

   Subordinated note payable                     $180          -          -          -             -
     Average interest rate                        6.25%        -          -          -             -

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes on earnings before income taxes are as follows:

                                                                Years ended December 31,
                                                         2001              2000              1999
                                                         ----              ----              ----
                                                                      (in thousands)
    Current
      State                                             $     9           $     6           $     -
      Foreign withholding                                    53               131                 -
                                                           ----              ----              ----
                                                             62               137                 -

    Deferred
      State                                                   -                 -               (60)
      Federal                                                 -                 -              (676)
                                                           ----              ----              ----
                                                              -                 -              (736)
                                                           ----              ----              ----
                                                        $    62           $   137            $ (736)
                                                         ======            ======             =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to loss before taxes and cumulative effect of accounting change, as a result of the following differences:

                                                                  2001              2000               1999
                                                                  ----              ----               ----

Federal statutory rate                                           (34.0)%           (34.0)%           (34.0)%

State taxes, net of federal benefit and
  income not subject to tax                                       (3.0)%            (3.0)%            (3.0)%

Deferred tax asset valuation allowance                            36.5%             37.0%               -
Non-deductible portion of officers' life insurance                  -                 -                 -

Other                                                              2.1%              2.2%               -
                                                                  ----             -----             -------
                                                                   1.6%              2.2%            (37.0)%
                                                                   ====             =====            =======

The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes and the benefits associated with tax loss and foreign withholding tax credit carryforwards. The foreign withholding taxes are substantially recouped from the producers' share of revenue.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2001.

At December 31, 2001, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $24,000,000 and $4,400,000, respectively, which expire at various dates between 2004 and 2021, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Utilization of the carryforwards may be subject to utilization limitations which may inhibit the Company's ability to use carryforwards in the future.

NOTE 8 - SHAREHOLDERS' EQUITY:

Common Stock

During 2000, the Company increased the number of authorized shares of common stock, $.001 par value, from 25,000,000 to 50,000,000 shares.

Preferred Stock

During 2000, the Company increased the number of authorized shares of preferred stock, $.001 par value, from 2,000,000 to 10,000,000 shares.

Series A Preferred Stock

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street (Note 3), in June 2000, the Company issued 904,971 shares of Series A Preferred Stock. Pursuant to the agreement, all shares of Series A Preferred Stock were automatically converted into common stock on a 2:1 basis in October 2001.

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

The Board of Directors is responsible for administration of the 2000 Plan. The Board determines the term of each award, including the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options granted pursuant to the Plan cannot be granted with an exercise price of less than 100% of the fair market value on the date of grant (110% if the award is issued to a 10% or more shareholder). The term of the options granted under the Plan cannot be greater than 10 years; 5 years for certain optionees who have an ownership interest in the Company or one if its subsidiaries. Options granted under the Plan are exercisable at times and increments as specified by the Board of Directors.

An aggregate of 1,550,000 shares of common stock were reserved for grant under the 1996 Plan and the 2000 Plan of which 1,280,000 shares were available for future grant at December 31, 2001.

The following table summarizes stock option transactions during the years ended December 31, 2001, 2000 and 1999:

                                                         Weighted Average
                                    Number of Shares     Price Per Share
                                    ------------------   ------------------
Balance at December 31, 1998                2,260,000            $    6.69
     Granted during 1999                      120,000                 2.40
                                    ------------------   ------------------
Balance at December 31, 1999                2,380,000            $    6.48
     Granted during 2000                      650,000                 3.20
     Cancelled during 2000                  2,200,000                 6.78
                                    ------------------   ------------------
Balance at December 31, 2000                  830,000            $    3.22
     Cancelled during 2001                     60,000                 1.88
                                    ------------------   ------------------
Balance at December 31, 2001                  770,000            $    3.18
                                    ==================   ==================
Exercisable at December 31, 2001              736,000            $    3.17
                                    ==================   ==================

The following summarizes prices and terms of options outstanding at December 31, 2001:

                       Stock Options Outstanding
                       -------------------------
                                       Weighted Average
                                          Remaining        Number Exercisable
                  Number Outstanding   Contractual Life      at December 31,
Exercise Price   at December 31, 2001      in Years               2001
--------------      -----------------      --------               ----

 $      1.75              10,000                  9.08          10,000
 $      1.88              20,000                  3.84          20,000
 $      2.25              20,000                  4.34          20,000
 $      2.38              30,000                  6.42          30,000
 $      2.44             100,000                   6.9         100,000
 $      3.40             575,000                   3.5         542,000
 $      5.25              15,000                   4.4          15,000
                        ---------                              ---------
                         770,000                  4.17         736,000
                        =========                              =========

The Company applies APB No. 25 and related interpretations to account for stock options granted to employees and directors. Had compensation cost been recognized pursuant to the fair value approach of SFAS No. 123, the Company's pro forma net loss and net loss per share applicable to common stockholders would have been as follows:

                                                                                      2001          2000          1999
                                                                                      ----          ----          ----
Net loss before cumulative effect of accounting change:

       As reported                                                                   $ (3,854)      $(6,367)      $ (1,253)

       SFAS 123 pro forma                                                              (3,924)       (6,700)        (1,670)

Net loss:

       As reported                                                                     (3,854)      (20,490)        (1,253)

       SFAS 123 pro forma                                                              (3,924)      (20,823)        (1,670)

Basic and diluted net loss per share:

       As reported

         Net loss before cumulative effect of accounting change                         (0.38)        (0.78)         (0.21)

         Net loss                                                                       (0.38)        (2.52)         (0.21)

       SFAS 123 pro forma

         Net loss before cumulative effect of accounting change                         (0.39)        (0.82)         (0.28)

         Net loss                                                                       (0.39)        (2.56)         (0.28)

The fair value of each stock option granted has been estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


          Risk-free interest rate                        3.5%
          Expected life (in years)                    4 years
          Dividend yield                                   0%
          Expected volatility                             50%

Warrants

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street (Note 3), the Company granted Rosemary Street warrants to purchase 2,313,810 shares of common stock. The Company also granted warrants to purchase 600,000 shares of common stock to individuals as compensation for services rendered in connection with closing of the Securities Purchase Agreement. The Company also granted warrants to purchase 75,000 shares of common stock to an individual in consideration of his consent to the assignment by Rosemary Street to the Company of his first look agreement. These warrants have an exercise price of $3.40 per share, are fully vested, expire in June 2005 and remain unexercised at December 31, 2001.

Additionally, warrants to purchase 4,500,000 and 62,500 shares of common stock, issued in 1995 and 1996, at an exercise price of $5.00 per share remained unexercised at December 31, 2001. These warrants are fully vested and expire in February 2002 and October 2003, respectively.

As discussed in Note 14, the Company issued 295,291 shares of its common stock in exchange for 4,135,579 of 4,500,000 of outstanding warrants subsequent to December 31, 2001.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Through June 2000, Ellen Dinerman Little was employed by the Company as its co-chairman of the board, co-chief executive officer and president. In June 2000, the Company and Ms. Little terminated Ms. Little's existing employment agreement and the Company entered into a first look agreement with The Little Film Company, Inc. and Ms. Little. The agreement provides for a three-year term ending in June 2003. Pursuant to the first look agreement, The Little Film Company receives (i) an annual fee of $100,000; (ii) a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and (iii) customary overhead, including office space, staff, telephone and reasonable travel costs of up to $150,000. The Company capitalized capitalized film costs of $250,000 and $125,000 during the years ended December 31, 2001 and 2000, respectively.

The Little Film Company also will be compensated on a project-by-project basis. The Company will have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company will furnish the Company with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria. The Company recorded no compensation expenses relative to development of any films during the years ended December 31, 2001 and 2000.

In October 2000, the Company entered into a consulting agreement with Wharton Capital Partners Ltd. ("Wharton"). Barry Minsky, a director of the Company, is the chief executive officer and a 50% shareholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000, and is entitled to receive a monthly fee of $4,166 for 24 months starting in November 2000. According to the agreement, if Wharton introduces the Company to a financing source and the Company consummates any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then the Company also will pay Wharton an amount equal to (i) 5% of all funds received by the Company from such public or private equity financing and (ii) 3% of all funds received by the Company from such public or private debt financing. Additionally, upon completion of an equity-based financing, the Company will issue to Wharton warrants to purchase shares of the Company's common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights. During the years ended December 31, 2001 and 2000, the Company recorded expenses of $50,000 and $112,500, respectively related to services rendered by Wharton.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space and office equipment under various operating leases, which expire between 2002 and 2007. Total rental expense under these leases for the years ended December 31, 2001, 2000 and 1999 amounted to $278,000, $255,000 and $257,000, respectively. Minimum annual rental payments under non-cancelable leases are as follows:

         2002                       $     408,000
         2003                             507,000
         2004                             505,000
         2005                             503,000
         2006                             503,000
         Thereafter                       205,000
                                    -------------
                                    $   2,631,000
                                    =============

As of December 31, 2001, the Company was committed to pay minimum guarantees of approximately $4,424,000 contingent upon delivery of certain films to the Company.

Additionally, the Company has entered into certain arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of the Company's fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of the Company's fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of December 31, 2001, the Company had three such commitments outstanding, whereby the total amount committed was $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to the Company), was approximately $3,270,000. The commitments become due, if at all, between September 2003 and September 2004. Management currently believes that none of these guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

Management expects that the possibility of having to honor its contingent obligations under these agreements is remote. The Company's contingent obligations are largely dependent upon future sales performance and on the collection of the related accounts receivable. Should a reserve be required, it would be recorded at the time the obligation was determined to be probable. As of December, 31, 2001, the Company's maximum exposure under these agreements was approximately $10 million. Included in the December 31, 2001 balance sheet item, "Payable to Producers", is approximately $2,000,000 of accrued participation costs with respect to these films, reflecting amounts due toward these contingencies based on recognized revenues relating to such films through December 31, 2001.

NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign revenues are summarized as follows:

                                          Years Ended December 31,
                                          ------------------------
                                2001              2000               1999
                                ----              ----               ----
                                            (in thousands)
             Western Europe   $ 11,782           $  9,289           $ 14,282
             Asia                2,420              1,999              1,701
             Latin America       1,684              1,139              1,610
             Eastern Europe        641                806                469
             Other               2,238              1,775              4,775
                                ------             ------              ------
                              $ 18,765           $ 15,008            $ 22,837
                               =======            =======             =======


Customers representing 10% or more of the Company's revenues accounted for none for the year ended December 31, 2001, $3,014,000 (one customer) for the year ended December 31, 2000 and $3,500,000 (one customer) for the year ended December 31, 1999.

NOTE 12 - 401(K) PLAN

         The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation. The Company matches one-half of the first 4% contributed by the employee. Amounts contributed by each employee are immediately vested and amounts contributed by the Company vest over a five-year period at the rate of 20% per year. The Company's contributions to the plan were $35,000, $24,000 and $21,000 in 2001, 2000 and 1999, respectively.

NOTE 13 - SEGMENT INFORMATION

The Company manages its business in two operating segments: Motion Picture Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment.

The Motion Picture Distribution segment acquires licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. Activities include direct theatrical, video and DVD distribution in the U.S. as well as licensing of rights to other theatrical, video and DVD distributors and to pay, basic and free television broadcasters throughout the world. The Television Commercial Production segment produces commercials for manufacturers and service providers who use the commercial to promote their products and services. There were no inter-segment transactions during the years reported. The Company evaluates performance based on income or loss from operations before interest expense and taxes.

Financial information by operating segment is set forth below:


                                     Year Ended and as of December 31, 2001         Year Ended and as of December 31, 2000
                                     --------------------------------------         --------------------------------------
                                                     Television                                   Television
                                       Motion        Commercial                     Motion        Commercial
                                      Pictures       Production      Total         Pictures       Production        Total
                                    -------------- ---------------------------   -------------- --------------- --------------
                                                 (in thousands)                                 (in thousands)
Revenues from external
    Customers                       $   34,881        $    263    $ 35,144         $ 22,625               -      $  22,625

Loss from operations
    before interest and taxes           (2,387)           (775)     (3,162)          (5,472)              -         (5,472)

Total assets                            45,264             207      45,471           42,280               -         42,280



NOTE 14 - SUBSEQUENT EVENTS:

In January 2002, pursuant to a Form S-4 shelf registration filed on November 5, 2001 with the Securities and Exchange Commission, the Company exchanged 4,135,579 of 4,500,000 outstanding warrants that had been issued in the Company's initial public offering in February 1995, for 295,291 shares of the Company's common stock. The remaining 364,421 warrants expired in February 2002.