Form 10-Q
period 2002-03-31
FIRST LOOK MEDIA INC
filed 2002-05-20
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ___________.

                         Commission File Number 0-25308

                             FIRST LOOK MEDIA, INC.

             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                             13-3751702

(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



   8000 Sunset Blvd., East Penthouse, Los Angeles, CA          90046

        (Address of principal executive offices)            (zip code)


       Registrant's Telephone Number, Including Area Code: (323) 337-1000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         The number of shares of common stock outstanding as of May 15, 2002 was 11,909,139.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information                                                                 Page
Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001..................................3

         Consolidated Statements of Operations (unaudited) for the three months ended
                  March 31, 2002 and March 31, 2001......................................................................4

         Consolidated Statements of Cash Flows (unaudited) for the three months ended
                  March 31, 2002 and March 31, 2001......................................................................5

         Notes to Consolidated Financial Statements (unaudited)..........................................................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................................12


                           Part II - Other Information

Item 1.  Legal Proceedings..............................................................................................13

Item 2.  Changes in Securities and Use of Proceeds......................................................................13

Item 3.  Defaults Upon Senior Securities................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders............................................................13

Item 5.  Other Information..............................................................................................13

Item 6.  Exhibits and Reports on Form 8-K...............................................................................13

                  Signature.............................................................................................14



                                       2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,        December 31,
                                                                                        2002               2001
                                                                                        ----               ----
                                                                                     (Unaudited)
                                                                                             (in thousands)

                                     ASSETS:
Cash and cash equivalents                                                        $              478  $            1,673
Accounts receivable, net of allowance for doubtful accounts of $1,345,000 and
   $1,150,000 at March 31, 2002 and December 31, 2001, respectively                          23,990              23,668
Film costs, net of accumulated amortization                                                  18,901              18,304
Other assets                                                                                  1,772               1,826
                                                                                 ------------------  ------------------
                   Total assets                                                  $           45,141  $           45,471
                                                                                 ==================  ==================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                                            $            2,058  $            1,777
Deferred revenue                                                                                673                 810
Accrued interest payable                                                                        143                 166
Payable to producers                                                                         21,437              21,987
Notes payable                                                                                15,500              14,680
                                                                                 ------------------  ------------------
               Total liabilities                                                             39,811              39,420
                                                                                 ------------------  ------------------

Shareholders' equity:


Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares
   issued or outstanding at March 31, 2002 and December 31, 2001                                  -                   -
Common stock, $.001 par value, 50,000,000 shares authorized; 11,954,139 and
   11,658,848 shares issued; 11,909,139 and 11,613,848 shares outstanding
   at March 31, 2002 and December 31, 2001, respectively                                         12                  12
Additional paid in capital                                                                   30,479              30,674
Accumulated deficit                                                                         (25,074)            (24,548)
Treasury stock at cost, 45,000 shares                                                           (87)                (87)
                                                                                 ------------------  ------------------
        Total shareholders' equity                                                            5,330               6,051
                                                                                 ------------------  ------------------
        Total liabilities and shareholders' equity                               $           45,141  $           45,471
                                                                                 ==================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 2002                     2001
                                                                                 ----                     ----
                                                                            (in thousands except per share amounts)
Revenues                                                                $                6,781   $              10,243

Expenses:
     Film cost amortization                                                              3,544                   7,361
     Distribution and marketing                                                          1,652                     892
     General and administrative                                                          1,856                   1,657
                                                                        ----------------------   ---------------------
        Total expenses                                                                   7,052                   9,910
                                                                        ----------------------   ---------------------
(Loss) income from operations                                                             (271)                    333
                                                                        ----------------------   ---------------------

Other income (expense):
     Interest income                                                                         1                       3
     Interest expense                                                                     (263)                   (257)
     Other income                                                                           25                      66
                                                                        ----------------------   ---------------------
        Total other expense                                                               (237)                   (188)
                                                                        ----------------------   ---------------------
(Loss) income before income taxes                                                         (508)                    145
Income tax provision                                                                        18                      16
                                                                        ----------------------   ---------------------
Net (loss) income                                                       $                 (526)  $                 129
                                                                        ======================   =====================
Basic and diluted (loss) income per share                               $                (0.04)  $                0.01
                                                                        ======================   =====================
Weighted average number of common shares outstanding                                    11,876                   9,804
                                                                        ======================   =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              2002                    2001
                                                                              ----                    ----
                                                                                     (in thousands)

Cash flows from operating activities:
    Net (loss) income                                                $               (526)      $              129
Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
    Film cost amortization                                                          3,544                    7,361
    Additions to film costs                                                        (2,091)                    (632)
    Payments to producers                                                          (2,600)                  (6,309)
Changes in operating assets and liabilities:
    Accounts receivable                                                              (322)                  (1,487)
    Other assets                                                                       54                        1
    Accounts payable and accrued expenses                                             258                     (194)
    Deferred revenue                                                                 (137)                      47
                                                                     --------------------    ---------------------
        Net cash used in operating activities                                      (1,820)                  (1,084)
                                                                     --------------------    ---------------------

Cash flows from financing activities:
     Net borrowings under credit facility                                           1,000                      500
     Net pay down of subordinated note payable                                       (180)                     (75)
     Equity financing costs                                                          (195)                       -
                                                                     --------------------    ---------------------
        Net cash provided by financing activities                                     625                      425
                                                                     --------------------    ---------------------
Net decrease in cash and cash equivalents                                          (1,195)                    (659)
Cash and cash equivalents at beginning of period                                    1,673                      832
                                                                     --------------------    ---------------------

Cash and cash equivalents at end of period                           $                478    $                 173
                                                                     ====================    =====================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                         $                302    $                 433
                                                                     ====================    =====================
    Income taxes                                                     $                 10    $                   6
                                                                     ====================    =====================
    Foreign withholding taxes                                        $                  8    $                  10
                                                                     ====================    =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

         The accompanying unaudited consolidated financial statements of First Look Media, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         For the two years ended December 31, 2001, the Company had operating losses of $8,634,000 and its operating activities used $11,556,000 of cash. During the first quarter of 2002, operating losses totaled $271,000 and net cash used in operating activities totaled $1,820,000. As of March 31, 2002, the Company had cash and cash equivalents of $478,000 and, based on its calculations, approximately $3,676,000 available for borrowing under its Chase Credit Facility. In management's opinion, existing cash and available borrowings, totaling approximately $4,154,000, along with future cash anticipated to be generated from operations, will provide the Company with sufficient resources to fund operations and execute its current business plan through at least April 1, 2003. If the Company is not successful in generating sufficient future cash flow from operations in accordance with its current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company.

         Film costs consist of the following:

                                                                         March 31, 2002         December 31, 2001
                                                                         --------------         -----------------
                                                                                      (in thousands)

         Films in release net of accumulated amortization              $             16,338  $                 13,167
         Films not yet available for release                                          2,563                     5,137
                                                                       --------------------  ------------------------
                                                                       $             18,901  $                 18,304
                                                                       ====================  ========================


2.       Segment Information

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

Financial information by operating segment is set forth below:


                                           Three Months Ended and as of March 31, 2002  Three Months Ended and as of March 31, 2001
                                           -------------------------------------------  -------------------------------------------
                                                            Television                                  Television
                                              Motion        Commercial                     Motion       Commercial
                                             Pictures       Production       Totals       Pictures      Production       Totals
                                           -------------  --------------- ------------- -------------  -------------- --------------
                                                          (in thousands)                               (in thousands)
Revenues from external customers           $       6,171   $         610   $     6,781   $     10,243   $         -    $    10,243
(Loss) income from operations
   before interest, taxes and other
   income                                  $        (287)  $          16   $      (271)  $        333   $         -    $       333
Total assets                               $      44,656   $         485   $    45,141   $     42,879   $         -    $    42,879


3.       Off Balance Sheet Commitments

         As of March 31, 2002, the Company was committed to pay minimum guarantees of approximately $3,898,000 contingent upon delivery of certain films to the Company.

         Additionally, the Company has entered into certain arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of the Company's fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of the Company's fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of March 31, 2002, the Company had three such commitments outstanding, whereby the total amount committed was $10,524,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to the Company), was approximately $4,467,000. The commitments become due, if at all, between September 2003 and September 2004. Management currently believes that none of these guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

4.       Subsequent Event

         On May 20, 2002, the Company entered into a Securities Purchase Agreement with Seven Hills Pictures, LLC, which provides for Seven Hills to invest $6,050,000 in exchange for shares of common stock and warrants to be issued on closing. Seven Hills also will provide an additional $2,000,000 in subordinated debt to the Company, repayable in seven years, which will be used solely to fund a joint venture between Seven Hills and First Look to provide marketing and distribution funds for the theatrical release of motion pictures selected by either Seven Hills or the Company. This transaction is subject to certain customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-Q and in future filings by our company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Exhibit 99: Risk Factors" included in our Form 10-K for the year ended December 31, 2001. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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


Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues decreased by $3,462,000 (33.8%) to $6,781,000 for the three months ended March 31, 2002 from $10,243,000 for the three months ended March 31, 2001. The decrease was primarily due to decreased revenue from the licensing of films ($4,088,000 for the three months ended March 31, 2002 compared to $7,982,000 for the three months ended March 31, 2001), decreased airline revenues ($137,000 for the three months ended March 31, 2002 compared to $697,000 for the three months ended March 31, 2001) and decreased executive producer fees (no revenue for the three months ended March 31, 2002 compared to $574,000 for the three months ended March 31, 2001). These decreases were partially offset by increased revenue from the direct distribution of motion pictures in the U.S. video market ($1,513,000 for the three months ended March 31, 2002 compared to $601,000 for the three months ended March 31, 2001) and increased revenue from the production of television commercials ($610,000 for the three months ended March 31, 2002 compared to no revenue for the three months ended March 31, 2001).

         Film costs as a percentage of revenues decreased to 52.3% for the three months ended March 31, 2002 compared to 71.9% for the three months ended March 31, 2001. Film costs include amortization of capitalized production and acquisition costs as well as current period participation cost accruals. This decrease was primarily due to lower participation expense on films licensed in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Distribution and marketing expenses increased by $760,000 (85.2%) to $1,652,000 for the three months ended March 31, 2002 from $892,000 for the three months ended March 31, 2001. Distribution and marketing expenses as a percentage of revenues increased to 24.4% for the three months ended March 31, 2002 compared to 8.7% for the three months ended March 31, 2001. This increase was primarily due to increased marketing and distribution costs related to the direct distribution of video and DVD in the U.S. ($496,000 for the three months ended March 31, 2002 compared to $115,000 for the three months ended March 31,
2001). In accordance with the accounting standards established pursuant to SoP 00-2, we expense all distribution and marketing expenses as incurred.

         General and administrative expenses, net of amounts capitalized to film costs, increased by $199,000 (12.0%) to $1,856,000 for the three months ended March 31, 2002 from $1,657,000 for the three months ended March 31, 2001. We capitalize some of our overhead costs incurred in connection with our production activities related to a motion picture by adding these costs to the capitalized film costs of the motion picture. The increase in general and administrative expenses was primarily as a result of increases in:

o        bad debt expense and reserves of $261,000;
o        consulting fees and contract labor of $54,000;
o        office supplies of $26,000;
o        rent of $58,000; and
o        salaries of $28,000.

     These increases were partially offset by decreases in:

o        legal fees of $74,000;
o        employee benefits of $17,000;
o        parking expense of $14,000;
o        publicity costs of $30,000; and
o        increased capitalized overhead of $93,000.

         Net other expense was $237,000 for the quarter ended March 31, 2002 compared to $188,000 for the quarter ended March 31, 2001. The increase was primarily due to decreased miscellaneous income of $50,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         As a result of the above, we had a net loss of $526,000 for the quarter ended March 31, 2002 (reflecting foreign withholding taxes and state taxes of $18,000), compared to net income of $129,000 (reflecting foreign withholding taxes and state taxes of $16,000) for the quarter ended March 31, 2001.

Liquidity and Capital Resources

         We require substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for our operations have been cash flow from operations, bank borrowings and equity financings.

JP Morgan (or "Chase") Facility

         In June 2000, we entered into a $40 million credit facility with JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to refinance outstanding loans and accrued interest under our previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds are available to finance our production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights and for working capital and general corporate purposes, including our expansion into television commercial production.

         Under the Chase facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the Chase facility are calculated each month, and cannot exceed the $40 million commitment. The main components of the borrowing base include a library credit (50% of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to Chase). At March 31, 2002, we had borrowed an aggregate of $15,500,000 under the Chase facility and an additional $3,676,000 was available to borrow based upon borrowing base calculations provided to Chase.

         The amounts drawn down under the Chase facility bear interest, as we may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, we pay a commitment fee on the daily average unused portion of the Chase facility at an annual rate of 0.5%. Upon entering the Chase facility, we were required to pay a one-time fee of approximately $848,000 as a cost of acquiring the Chase facility. Additionally, in 2001 we added one lender (increasing total commitments to $40,000,000 from $33,000,000) and paid an additional fee of $42,000. The Chase facility also restricts the creation or incurrence of indebtedness of additional securities. The Chase facility is collateralized by all of our tangible and intangible assets and future revenues.

Other Loans

         In addition to the amounts outstanding under the Chase facility, during 1998 we borrowed $2,000,000 from another lender, which we used to acquire rights to a particular film. This subordinated note bore interest at the Prime Rate plus 1.5% and was collateralized by amounts due under distribution agreements from the specific film. We repaid the outstanding balance of the loan in March 2002.

Off Balance Sheet Commitments

         In addition to direct bank borrowings, we sometimes enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments are generally subject to certain conditions being met by the rights owner, including delivery by the rights owner to us of certain physical materials, as well as legal documents relating to the film which will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of March 31, 2002, these outstanding commitments totaled $3,898,000.

         Additionally, we have entered into certain arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of March 31, 2002, we had three such commitments outstanding, whereby the total amount committed was $10,524,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to us), was approximately $4,467,000. The commitments become due, if at all, between September 2003 and September 2004. We currently believe that none of our guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

Resources


         For the two years ended December 31, 2001, we had operating losses of $8,634,000 and our operating activities used $11,556,000 of cash. During the first quarter of 2002, operating losses totaled $271,000 and net cash used in operating activities totaled $1,820,000. As of March 31, 2002, we had cash and cash equivalents of $478,000 (compared to $1,673,000 as of December 31, 2001) and, based on our calculations, approximately $3,676,000 available for borrowing under our Chase facility. In management's opinion, existing cash and available borrowings, totaling approximately $4,154,000, along with future cash anticipated to be generated from operations, will provide us with sufficient resources to fund operations and execute our current business plan through at least April 1, 2003. If we are not successful in generating sufficient future cash flow from operations in accordance with our current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition.

         On May 20, 2002, we entered into a Securities Purchase Agreement with Seven Hills Pictures, LLC, pursuant to which we agreed to sell to Seven Hills 2,630,434 shares of our common stock and five-year warrants to purchase up to 1,172,422 shares of our common stock at an exercise price of $3.40 per share for a cash purchase price of $6,050,000. Seven Hills also will provide an additional $2,000,000 in subordinated debt to us, repayable in seven years, which will be used solely to fund a joint venture between us and Seven Hills to provide marketing and distribution funds for the theatrical release of motion pictures selected by either Seven Hills or us. Seven Hills also will fund its portion of the joint venture company with $2,000,000 in cash. Seven Hills will own approximately 18% of our voting securities after consummation of this transaction. The transaction is expected to be consummated in the second quarter of 2002 after the satisfaction of customary closing conditions. No assurance can be given that this transaction will be consummated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues is denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of March 31, 2002, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                               Expected Maturity Date
                                                               ----------------------
                                                                   (in thousands)
                                                 2003           2004            2005        Thereafter
                                                 ----           ----            ----        ----------


  Borrowing under Chase facility                  -              -            $15,500            -
       Average interest rate                     3.9%           3.9%            3.9%             -


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are engaged in legal proceedings incidental to our normal business activities. In the opinion of management, none of these proceedings are material in relation to our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2002, we did not make any sales of unregistered securities.

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



May 20, 2002


                                FIRST LOOK MEDIA, INC.



                                By:  /s/ William F. Lischak
                                   ------------------------------
                                   William F. Lischak
                                   Chief Financial Officer, Chief
                                   Operating Officer and
                                   Secretary