Form 10-Q
period 2002-06-30
FIRST LOOK MEDIA INC
filed 2002-08-14
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares of common stock outstanding as of August 14, 2002 was 14,539,573.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information

                                                                                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001.....................3

         Consolidated Statements of Operations (unaudited) for the three months and six months ended
                  June 30, 2002 and June 30, 2001..........................................................4

         Consolidated Statements of Cash Flows (unaudited) for the six months ended
                  June 30, 2002 and June 30, 2001..........................................................5

         Notes to Consolidated Financial Statements (unaudited)............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................13


                           Part II - Other Information

Item 1.  Legal Proceedings................................................................................14

Item 2.  Changes in Securities and Use of Proceeds........................................................14

Item 3.  Defaults Upon Senior Securities..................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..............................................14

Item 5.  Other Information................................................................................14

Item 6.  Exhibits and Reports on Form 8-K.................................................................15

                  Signature...............................................................................16

                  Certification Pursuant to 18 U.S.C. Section 1350........................................17


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,         December 31,
                                                                                        2002               2001
                                                                                        ----               ----
                                                                                     (Unaudited)
                                                                                             (in thousands)

                                                       ASSETS:

Cash and cash equivalents                                                        $           5,762    $          1,673
Accounts receivable, net of allowance for doubtful accounts of $2,918,000 and
   $1,150,000 at June 30, 2002 and December 31, 2001, respectively                          17,412              23,668
Investment                                                                                   2,000                   -
Film costs, net of accumulated amortization                                                 22,638              18,304
Other assets                                                                                 1,717               1,826
                                                                                 ------------------  ------------------
                   Total assets                                                  $          49,529    $         45,471
                                                                                 ==================  ==================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                            $          1,964     $          1,777
Deferred revenue                                                                              883                  810
Accrued interest payable                                                                      151                  166
Payable to producers                                                                       18,901               21,987
Notes payable                                                                              18,732               14,680
                                                                                 ------------------  ------------------
               Total liabilities                                                           40,631               39,420
                                                                                 ------------------  ------------------

Shareholders' equity:


Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares
    issued or outstanding at June 30, 2002 and December 31, 2001                                -                   -

Common stock, $.001 par value, 50,000,000 shares authorized; 14,584,573 and
    11,658,848 shares issued; 14,539,573 and 11,613,848 shares outstanding at June
    30, 2002 and December 31, 2001, respectively                                               14                   12

Additional paid in capital                                                                 36,661               30,674
Accumulated deficit                                                                       (27,690)            (24,548)
Treasury stock at cost, 45,000 shares                                                         (87)                (87)
                                                                                 ------------------  ------------------
        Total shareholders' equity                                                          8,898                6,051
                                                                                 ------------------  ------------------
        Total liabilities and shareholders' equity                               $         49,529    $          45,471
                                                                                 ==================  ==================


                  The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                 ---------------------------           -------------------------
                                                   2002                2001             2002             2001
                                                   ----                ----             -----            ----
                                                              (in thousands except per share data)
Revenues                                     $          5,092  $            9,759   $      11,873  $         20,001

Expenses:
   Film costs                                           2,148               7,219           5,849            14,580
   Distribution and marketing                           2,046               1,261           3,542             2,151

   General and administrative                           3,334               1,737           5,190             3,394
                                             -----------------   -----------------  --------------  ----------------
     Total expenses                                     7,528              10,217          14,581            20,125
                                             -----------------   -----------------  --------------  ----------------
Loss from operations                                  (2,436)               (458)         (2,708)             (124)
                                             -----------------   -----------------  --------------  ----------------

Other income (expense):
   Interest income                                         16                   6              17                 8
   Interest expense                                     (269)               (259)           (531)             (516)
   Other income                                            86                  41             112               107
                                             -----------------   -----------------  --------------  ----------------
     Net other expense                                  (167)               (212)           (402)             (401)
Loss before income taxes                              (2,603)               (670)         (3,110)             (525)
                                             -----------------   -----------------  --------------  ----------------

Income tax provision                                       13                   3              32                19
                                             -----------------   -----------------  --------------  ----------------

 Net loss                                    $        (2,616)    $          (673)   $     (3,142)   $         (544)
                                             =================   =================  ==============  ================

Basic and diluted loss per share             $         (0.22)    $         (0.07)   $      (0.26)   $        (0.06)
                                             =================   =================  ==============  ================

Weighted average number of common
    shares outstanding                                 12,083               9,804          11,980             9,804
                                             =================   =================  ==============  ================

                  The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Six Months Ended June 30,
                                                                              2002                    2001
                                                                              ----                    ----
                                                                                     (in thousands)
Cash flows from operating activities:
   Net loss                                                          $           (3,142)     $              (544)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Film costs                                                                     5,849                   14,580
    Additions to film costs                                                      (6,725)                  (4,101)
    Payments to producers                                                        (6,544)                 (11,657)
Changes in operating assets and liabilities:
    Accounts receivable                                                            6,256                  (2,840)
    Other assets                                                                     109                    (150)
    Accounts payable and accrued expenses                                            172                       81
    Deferred revenue                                                                  73                      304
                                                                     --------------------    ---------------------
        Net cash used in operating activities                                    (3,952)                  (4,327)
                                                                     --------------------    ---------------------

Cash flows from investing activities:
      Investment                                                                 (2,000)                        -
                                                                     --------------------    ---------------------
        Net cash used in investment activities                                   (2,000)                        -
                                                                     --------------------    ---------------------

Cash flows from financing activities:
     Net borrowings under credit facility                                          2,500                    4,500
     Net pay down of subordinated note payable                                     (180)                    (166)
     Capital investment, net of fees                                               5,916                        -
     Equity financing costs                                                        (195)                        -
     Convertible note payable                                                      2,000                        -
                                                                     --------------------    ---------------------
        Net cash provided by financing activities                                 10,041                    4,334
                                                                     --------------------    ---------------------
Net increase in cash and cash equivalents                                          4,089                        7

Cash and cash equivalents at beginning of period                                   1,673                      832
                                                                     --------------------    ---------------------

Cash and cash equivalents at end of period                           $             5,762     $                839
                                                                     ====================    =====================

Supplemental disclosure of cash flow information: Cash
paid during the period for:
    Interest                                                         $               618     $                567
                                                                     ====================    =====================
    Income taxes                                                     $                11     $                  6
                                                                     ====================    =====================
    Foreign withholding taxes                                        $                20     $                 13
                                                                     ====================    =====================


                  The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

                  The accompanying unaudited consolidated financial statements of First Look Media, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         For the two years ended December 31, 2001, we had operating losses of $8,634,000 and our operating activities used $11,556,000 of cash. During the first half of 2002, operating losses totaled $2,708,000 and net cash used in operating activities totaled $3,952,000. As of June 30, 2002, we had cash and cash equivalents of $5,762,000 (compared to $1,673,000 as of December 31, 2001) and, based on our calculations, approximately $1,827,000 available for borrowing under our Chase facility. In management's opinion, existing cash and available borrowings, totaling approximately $7,589,000, along with future cash anticipated to be generated from operations, will provide us with sufficient resources to fund operations and execute our current business plan through at least July 1, 2003. If the Company is not successful in generating sufficient future cash flow from operations in accordance with its current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company.

         Film costs consist of the following:



                                                                          June 30, 2002        December 31, 2001
                                                                          -------------        -----------------
                                                                                      (in thousands)
         Films in release net of accumulated amortization               $           19,577    $             13,167
         Films not yet available for release                                         3,061                   5,137
                                                                        -------------------   ---------------------
                                                                        $           22,638    $             18,304
                                                                        ===================   =====================


2.       Segment Information

         The Company manages its business in two operating segments: Motion Picture Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment.

         The Motion Picture Distribution segment licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. Activities include direct theatrical, video and DVD distribution in the U.S. as well as licensing of rights to other theatrical, video and DVD distributors and to pay, basic and free television broadcasters throughout the world. The Television Commercial Production segment produces commercials for manufacturers and service providers who use the commercials to promote their products and services. There have been no inter-segment transactions during the reported periods. The Company evaluates performance based on income or loss from operations before interest expense and taxes.

         Financial information by operating segment is set forth below:


                                                Three Months Ended June 30, 2002       Three Months Ended June 30, 2001
                                                --------------------------------       --------------------------------
                                                           Television                            Television
                                               Motion      Commercial              Motion        Commercial
                                               Pictures    Production     Totals   Pictures      Production    Totals
                                               --------    ----------   ---------- -----------   ----------   --------
                                                         (in thousands)                         (in thousands)

         Revenues from external customers      $   4,805   $     287   $    5,092 $     9,759   $        -   $  9,759
         Loss from operations
            before interest, taxes and
            other income                       $ (2,429)   $     (7)   $  (2,436) $     (186)   $    (272)   $   (458)


                                                     Six Months Ended and                   Six Months Ended and
                                                      as of June 30, 2002                    as of June 30, 2001
                                                --------------------------------       --------------------------------
                                                           Television                            Television
                                                Motion     Commercial               Motion        Commercial
                                               Pictures    Production     Totals    Pictures      Production    Totals
                                               --------    ----------   ----------  -----------   ----------   --------
                                                         (in thousands)                         (in thousands)
         Revenues from external customers      $ 10,976    $      897  $    11,873  $    20,001  $          -  $ 20,001
         (Loss) income from operations
            before interest, taxes and
            other income                       $ (2,714)   $        6  $   (2,708)  $       148  $      (272)  $  (124)
         Total assets                          $ 49,068    $      461  $    49,529  $    46,900  $        132  $ 47,032


3        June 2002 Private Placement

         In June 2002, the Company consummated a private placement with Seven Hills Pictures, LLC, in which the Company sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of the Company's common stock and five-year warrants to purchase up to 1,172,422 shares of the Company's common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of June 30, 2002, Seven Hills owned approximately 18.1% of the Company's outstanding voting securities.

         In May 2002, the Company and Seven Hills Pictures, LLC formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that the Company or Seven Hills selects on an alternating basis. In June 2002, Seven Hills funded the Company's $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by the Company and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment". The related liability, discounted by $268,000 for the fair market value of the Note Warrant, has been reported as a liability on the balance sheet with other notes payable under "Notes payable". The discounted amount will be amortized using the effective interest rate method over the term of the note through the maturity date. The principal amount of the note is payable on June 25, 2008 and interest is payable quarterly at 4% per annum. The note is recourse against the Company as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.

4        Off Balance Sheet Commitments

         As of June 30, 2002, the Company was committed to pay minimum guarantees of approximately $5,191,000 contingent upon delivery of certain films to the Company.

         Additionally, the Company has entered into certain arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of the Company's fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of the Company's fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of June 30, 2002, the Company had three such commitments outstanding, whereby the total amount committed was $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to the Company), was approximately $4,132,000. The commitments become due, if at all, between September 2003 and September 2004. Management currently believes that none of these guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

5        Recent Accounting Pronouncement

         In October 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of APB Opinion No. 30, "Reporting the Results of Operations". FAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS No. 144 during the first quarter of fiscal year 2002. There was no material impact on the consolidated financial statements resulting from its adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-Q and in future filings by First Look Media, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1:
Business," "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Exhibit 99: Risk Factors" included in our Form 10-K for the year ended December 31, 2001. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

         The operations of the Company were established as a private company in February 1980 under the name "Overseas Filmgroup, Inc." We were formed in December 1993 under the name "Entertainment/ Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. We acquired the operations of Overseas Filmgroup, Inc. through a merger in October 1996 and we were the surviving corporation in the merger. Immediately following the merger, we changed our name to "Overseas Filmgroup, Inc." and succeeded to the operations of the private company. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical, video and DVD distribution in the United States, as well as television commercial production.

         Today, we are principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. We directly distribute certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment." Additionally, we have established a television commercial production operation, which operates under the name "First Look Artists."

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Revenues decreased by $4,667,000 (47.8%) to $5,092,000 for the quarter ended June 30, 2002 from $9,759,000 for the quarter ended June 30, 2001. The decrease was primarily due to decreased revenue from the licensing of films from foreign territories and U.S. television markets ($2,909,000 for the quarter ended June 30, 2002 compared to $7,972,000 for the quarter ended June 30, 2001). This decrease was partially offset by an increase in revenue from direct video distribution in the U.S. ($1,591,000 for the quarter ended June 30, 2002 compared to $694,000 for the quarter ended June 30, 2001).

         Film costs decreased by $5,071,000 (70.2%) to $2,148,000 for the quarter ended June 30, 2002 compared to $7,219,000 for the quarter ended June 30, 2001. Film costs include amortization of capitalized production and acquisition costs, video and DVD duplication costs, as well as current period participation cost accruals. The decrease was primarily due to lower accrued participation expense ($1,409,000 for the quarter ended June 30, 2002 compared to $5,732,000 for the quarter ended June 30, 2001). Participation expense will fluctuate period to period (including as a percentage of revenue) as a function of various factors, including the specific films generating revenue in a particular period, changes in projected ultimate revenue and changes in actual and projected distribution costs.

         Distribution and marketing expenses increased by $785,000 (62.2%) to $2,046,000 for the quarter ended June 30, 2002 from $1,261,000 for the quarter ended June 30, 2001. Distribution and marketing expenses as a percentage of revenues increased to 40.2% for the quarter ended June 30, 2002 compared to 12.9% for the quarter ended June 30, 2001. The increase was primarily due to increased expenses related to the direct distribution of video and DVD in the U.S. ($643,000 for the quarter ended June 30, 2002 compared to $184,000 for the quarter ended June 30, 2001). In accordance with the accounting standards established pursuant to SoP 00-2, we expense all distribution and marketing expenses as incurred.

         General and administrative expenses, net of amounts capitalized to film costs, increased by $1,597,000 (91.9%) to $3,334,000 for the quarter ended June 30, 2002 from $1,737,000 for the quarter ended June 30, 2001. The increase was primarily due to an increase in bad debt expense and reserves for doubtful accounts of $1,496,000. As a result of depressed worldwide television market conditions during the past several months, we have substantially increased our reserve for doubtful accounts and written off uncollectible accounts. However, we believe the remaining accounts receivable are fully collectible. Other items that contributed to the increase in general and administrative expense include increases in accounting fees of $44,000, rent and parking expense of $34,000, and decreased overhead capitalization of $93,000. These increases were partially offset by decreases in consulting fees and contract labor of $30,000, health insurance premiums of $14,000, and office expense of $31,000.

         Net other expense decreased by $45,000 (21.2%) to $167,000 for the quarter ended June 30, 2002 compared to $212,000 for the quarter ended June 30, 2001. The decrease was primarily due to increased other income of $86,000 for the quarter ended June 30, 2002, compared to $41,000 for the quarter ended June 30, 2001.

         As a result of the above, we had a net loss of $2,616,000 (reflecting state and foreign withholding taxes of $13,000) for the quarter ended June 30, 2002 compared to a net loss of $673,000 (reflecting state and foreign withholding taxes of $3,000) for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Revenues decreased by $8,128,000 (40.6%) to $11,873,000 for the six months ended June 30, 2002 from $20,001,000 for the six months ended June 30, 2001. The decrease was primarily due to decreased revenue from the licensing of films from foreign territories and U.S. television markets ($7,170,000 for the six months ended June 30, 2002 compared to $16,186,000 for the six months ended June 30, 2001), decreased airline revenues ($149,000 for the six months ended June 30, 2002 compared to $961,000 for the six months ended June 30, 2001) and decreased executive producer fees ($0 for the six months ended June 30, 2002 compared to $1,091,000 for the six months ended June 30, 2001). These decreases were partially offset by an increase in revenue from direct video distribution in the U.S. ($3,105,000 for the six months ended June 30, 2002, compared to $1,295,000 for the six months ended June 30, 2001)and from commercial production ($897,000 for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001).

         Film costs decreased by $8,731,000 (59.9%) to $5,849,000 for the six months ended June 30, 2002 compared to $14,580,000 for the six months ended June 30, 2001. Film costs include amortization of capitalized production and acquisition costs, video and DVD duplication costs, as well as current period participation cost accruals. The decrease was primarily due to lower accrued participation expense ($3,458,000 or 29.1% for the six months ended June 30, 2002 compared to $12,234,000 or 61.2% for the six months ended June 30, 2001). Participation expense will fluctuate period to period (including as a percentage of revenue) as a function of various factors, including the specific films generating revenue in a particular period, changes in projected ultimate revenue and changes in actual and projected distribution costs.

         Distribution and marketing expenses increased by $1,391,000 (64.7%) to $3,542,000 for the six months ended June 30, 2002 from $2,151,000 for the six months ended June 30, 2001. Distribution and marketing expenses as a percentage of revenues increased to 29.8% for the six months ended June 30, 2002 compared to 10.8% for the six months ended June 30, 2001. The increase was primarily due to increased expenses related to the direct distribution of video and DVD in the U.S. ($983,000 for the six months ended June 30, 2002 compared to $299,000 for the six months ended June 30, 2001), as well as expenses related to distribution of film rights in foreign territories and U.S. television markets ($2,067,000 for the six months ended June 30, 2002 compared to $1,521,000 for the six months ended June 30, 2001). In accordance with the accounting standards established pursuant to SoP 00-2, we expense all distribution and marketing expenses as incurred.

         General and administrative expenses, net of amounts capitalized to film costs, increased by $1,796,000 (52.9%) to $5,190,000 for the six months ended June 30, 2002 from $3,394,000 for the six months ended June 30, 2001. The increase was primarily due to an increase in bad debt expense and reserves for doubtful accounts of $1,757,000. As a result of depressed worldwide television market conditions during the past several months, we have substantially increased our reserve for doubtful accounts and written off uncollectible accounts. However, we believe the remaining accounts receivable are fully collectible. Other items that contributed to the increase in general and administrative expense include increases in accounting fees of $56,000, consulting fees of $24,000, and rent and parking expense of $79,000. These increases were partially offset by decreases in depreciation expense of $14,000, health and liability insurance premium of $15,000, legal fees of $56,000, and publicity fees of $36,000.

         As a result of the above, we had a net loss of $3,142,000 for the six months ended June 30, 2002 (reflecting state and foreign withholding taxes of $32,000) compared to a net loss of $544,000 (reflecting state and foreign withholding taxes of $19,000) for the six months ended June 30, 2001.

Liquidity and Capital Resources

         We require substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for our operations have been cash flow from operations, bank borrowings and equity financings.

June 2002 Private Placement

         In June 2002, we consummated a private placement with Seven Hills Pictures, LLC, in which we sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of our common stock and five-year warrants to purchase up to 1,172,422 shares of our common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of June 30, 2002, Seven Hills owned approximately 18.1% of our outstanding voting securities.

         Additionally, in May 2002, we and Seven Hills formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that we or Seven Hills select on an alternating basis. In June 2002, Seven Hills funded our $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by us and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment." The related liability, discounted by $268,000 for the fair market value of the Note Warrant, has been reported as a liability on the balance sheet with other notes payable under "Notes payable." The discounted amount will be amortized using the effective interest rate method over the term of the note through the maturity date. The principal amount of the note is payable on June 25, 2008 and interest is payable quarterly at 4% per annum. The note is recourse against us as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.

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

         Under the Chase facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the Chase facility are calculated each month, and cannot exceed the $40 million commitment. The main components of the borrowing base include a library credit (50% of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to Chase). At June 30, 2002, we had borrowed an aggregate of $17,000,000 under the Chase facility and an additional $1,827,000 was available to borrow based upon borrowing base calculations provided to Chase.

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

Off Balance Sheet Commitments

         In addition to direct bank borrowings, we sometimes enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments are generally subject to certain conditions being met by the rights owner, including delivery by the rights owner to us of certain physical materials, as well as legal documents relating to the film which will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of June 30, 2002, these outstanding commitments totaled $5,191,000.

         Additionally, we have entered into certain arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of June 30, 2002, we had three such commitments outstanding, whereby the total amount committed was $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to us), was approximately $4,132,000. The commitments become due, if at all, between September 2003 and September 2004. We currently believe that none of our guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

Resources

         For the two years ended December 31, 2001, we had operating losses of $8,634,000 and our operating activities used $11,556,000 of cash. During the first half of 2002, operating losses totaled $2,708,000 and net cash used in operating activities totaled $3,952,000. As of June 30, 2002, we had cash and cash equivalents of $5,762,000 (compared to $1,673,000 as of December 31, 2001) and, based on our calculations, approximately $1,827,000 available for borrowing under our Chase facility. In management's opinion, existing cash and available borrowings, totaling approximately $7,589,000, along with future cash anticipated to be generated from operations, will provide us with sufficient resources to fund operations and execute our current business plan through at least July 1, 2003. If we are not successful in generating sufficient future cash flow from operations in accordance with our current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues is denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of June 30, 2002, including principal cash flows and related weighted average interest rates by expected maturity dates:

                             Expected Maturity Date
                                 (in thousands)

                                 2003   2004      2005   2006  2007  Thereafter
                                 ----    ----     ----   ----  ----  ----------

Borrowing under Chase facility      -      -   $17,000      -     -           -
     Average interest rate       4.1%   4.1%      4.1%      -     -           -

Convertible note payable            -      -         -      -     -      $2,000
     Average interest rate       4.0%   4.0%      4.0%   4.0%  4.0%        4.0%

  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are engaged in legal proceedings incidental to our normal business activities. In the opinion of management, none of these proceedings are material in relation to our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2002, we made the following sales of unregistered securities:



--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------
                                                        Consideration Received and
                                                              Description of           Exemption       If Option, Warrant or
                                                           Underwriting or Other         from          Convertible Security,
                                                        Discounts to Market Price    Registration      Terms of Exercise or
 Date of Sale     Title of Security      Number Sold      Afforded to Purchasers        Claimed             Conversion
--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------
6/25/02         common stock              2,630,434     (1)                              4(2)       N/A
--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------

6/25/02         common stock               881,137      (1)                              4(2)       Immediately exercisable
                purchase warrants                                                                   until 6/25/07 at an
                                                                                                    exercise price of $3.40
                                                                                                    per share
--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------

6/25/02         common stock               291,285      (1)                              4(2)       Exercisable if and to the
                purchase warrants                                                                   extent of the conversion
                                                                                                    of $2,000,000 principal
                                                                                                    amount promissory note
                                                                                                    until 6/25/07 at an
                                                                                                    exercise price of $3.40
                                                                                                    per share
--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------
                                                                                                    Convertible, in whole or
6/25/02         convertible              $2,000,000     Issued in consideration          4(2)       in part, at election of
                promissory note           aggregate     for funding our $2,000,000                  holder until 6/25/08 into
                                          principal     capital contribution to a                   shares of common stock at
                                           amount       joint venture company                       a conversion price of
                                                        formed by us and Seven                      $2.30 per share.  We may
                                                        Hills                                       force conversion at any
                                                                                                    time if the closing bid
                                                                                                    price of our common
                                                                                                    stock equals or exceeds
                                                                                                    $2.30 per  share during
                                                                                                    the 20-trading days prior
                                                                                                    to our conversion notice.
--------------- ---------------------- ---------------- ---------------------------- -------------- ----------------------------


(1) We sold these shares of our common stock and warrants to Seven Hills for an aggregate cash purchase price of $6,050,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None.

(b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated May 20, 2002, filed with the SEC on May 29, 2002, and amendment thereto on Form 8-K/A filed with the SEC on July 1, 2002

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2002


                                         FIRST LOOK MEDIA, INC.

                                         By: /s/ William F. Lischak
                                             ---------------------------
                                             William F. Lischak
                                             Chief Financial Officer, Chief
                                             Operating Officer and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of First Look Media, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


August 14, 2002

                                        /s/ Christopher J. Cooney
                                        -------------------------------
                                        Christopher J. Cooney
                                        Chief Executive Officer



                                        /s/ William F. Lischak
                                        -------------------------------
                                        William F. Lischak
                                        Chief Financial Officer, Chief
                                        Operating Officer and Secretary