Form 10-Q
period 2002-09-30
FIRST LOOK MEDIA INC
filed 2002-11-14
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     The number of shares of common stock outstanding as of November 14, 2002 was 14,539,573.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information
                                                                            Page

Item 1. Financial Statements

        Consolidated Balance Sheets -
          September 30, 2002 (unaudited) and December 31, 2001.................3

        Consolidated Statements of Operations (unaudited)
          for the three months and nine months ended
          September 30, 2002 and September 30, 2001............................4

        Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 2002
          and September 30, 2001...............................................5

        Notes to Consolidated Financial Statements (unaudited).................6


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.......................9

Item 3. Quantitative and Qualitative
        Disclosures About Market Risk.........................................14

Item 4. Controls and Procedures...............................................14

                           Part II - Other Information
Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

                  Signature...................................................16

                  Certification Pursuant to 18 U.S.C. Section 1350............17
                  Certification Pursuant to Rule 13a-14 and 15d-14............18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,      December 31,
                                                                                    -------------      ------------
                                                                                        2002               2001
                                                                                        ----               ----
                                                                                     (Unaudited)
                                                                                             (in thousands)
                                                       ASSETS:
                                                       ------
Cash and cash equivalents                                                        $           1,582    $          1,673
Accounts receivable, net of allowance for doubtful accounts of $3,017,000 and
   $1,150,000 at September 30, 2002 and December 31, 2001, respectively                     15,331              23,668
Investment                                                                                   2,000                   -
Film costs, net of accumulated amortization                                                 21,531              18,304
Other assets                                                                                 1,752               1,826
                                                                                 ------------------  ------------------
                   Total assets                                                  $          42,196    $         45,471
                                                                                 ==================  ==================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
                                        ------------------------------------
Accounts payable and accrued expenses                                            $           1,760     $         1,777
Deferred revenue                                                                             1,260                 810
Accrued interest payable                                                                        72                 166
Payable to producers                                                                        16,893              21,987
Notes payable                                                                               16,743              14,680
                                                                                 ------------------  ------------------
                   Total liabilities                                                        36,728              39,420
                                                                                 ------------------  ------------------

Shareholders' equity:


Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares
issued or outstanding at September 30, 2002 and December 31, 2001                                -                   -

Common stock, $.001 par value, 50,000,000 shares authorized; 14,584,573 and
11,658,848 shares issued; 14,539,573 and 11,613,848 shares outstanding at
September 30, 2002 and December 31, 2001, respectively                                          14                   12

Additional paid in capital                                                                  36,646               30,674

Accumulated deficit                                                                        (31,105)            (24,548)

Treasury stock at cost, 45,000 shares                                                          (87)                (87)
                                                                                 ------------------  ------------------
        Total shareholders' equity                                                           5,468               6,051
                                                                                 ------------------  ------------------
        Total liabilities and shareholders' equity                               $          42,196    $         45,471
                                                                                 ==================  ==================

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                               Three Months Ended September 30,      Nine months Ended September 30,
                                               --------------------------------      -------------------------------
                                                   2002                2001             2002              2001
                                                   ----                ----             -----             ----
                                                               (in thousands except per share data)
 Revenues                                        $    5,759         $     8,171     $  17,631          $   28,172

Expenses:
   Film costs                                         4,828               4,592        12,086              19,171
   Distribution and marketing                         1,896               2,677         5,438               4,829

   General and administrative                         2,220               1,537         6,000               4,931
                                             ---------------   -----------------  ------------  ------------------
     Total expenses                                   8,944               8,806        23,524              28,931
                                             ---------------   -----------------  ------------  ------------------
Loss from operations                                 (3,185)               (635)       (5,893)               (759)
                                             ---------------   -----------------  ------------  ------------------

Other income (expense):
   Interest income                                       49                   2            66                  10
   Interest expense                                    (281)               (307)         (813)               (822)
   Other income                                          47                 110           159                 217
                                             ---------------   -----------------  ------------  ------------------
     Net other expense                                 (185)               (195)         (588)               (595)
                                             ---------------   -----------------  ------------  ------------------
Loss before income taxes                             (3,370)               (830)       (6,481)             (1,354)
Income tax provision                                     45                   5            76                  25
                                             ---------------   -----------------  ------------  ------------------

 Net loss                                        $   (3,415)        $      (835)    $  (6,557)         $   (1,379)
                                             ===============   =================  ============  ==================

Basic and diluted loss per share                 $    (0.23)        $     (0.09)    $   (0.51)         $   (0.14)
                                             ===============   =================  ============  ==================

Weighted average number of common
    shares outstanding                               14,540               9,804        12,843             9,804
                                             ===============   =================  ============  ==================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                           Nine months Ended September 30,
                                                                           -------------------------------
                                                                              2002                    2001
                                                                              ----                    ----
                                                                                     (in thousands)
Cash flows from operating activities:
   Net loss                                                          $           (6,557)     $            (1,379)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Film costs                                                                   12,086                   19,171
    Additions to film costs                                                     (11,370)                  (8,889)
    Payments to producers                                                        (9,037)                 (14,017)
Changes in operating assets and liabilities:
    Accounts receivable                                                           8,337                   (2,932)
    Other assets                                                                     74                     (306)
    Accounts payable and accrued expenses                                          (111)                     342
    Deferred revenue                                                                450                    1,035
                                                                     --------------------    ---------------------
        Net cash used in operating activities                                    (6,128)                  (6,975)
                                                                     --------------------    ---------------------


Cash flows from investing activities:
      Investment                                                                 (2,000)                       -
                                                                     --------------------    ---------------------
        Net cash used in investment activities                                   (2,000)                       -
                                                                     --------------------    ---------------------

Cash flows from financing activities:
     Net borrowings under credit facility                                           500                    6,500
     Net pay down of subordinated note payable                                     (180)                    (316)
     Capital investment, net of fees                                              5,913                        -
     Equity financing costs                                                        (196)                       -
     Convertible note payable                                                     2,000                        -
                                                                     --------------------    ---------------------
        Net cash provided by financing activities                                 8,037                    6,184
                                                                     --------------------    ---------------------
Net decrease in cash and cash equivalents                                           (91)                    (791)

Cash and cash equivalents at beginning of period                                  1,673                      832
                                                                     --------------------    ---------------------

Cash and cash equivalents at end of period                           $            1,582      $                41
                                                                     ====================    =====================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                         $            1,045      $               905
                                                                     ====================    =====================
    Income taxes                                                     $               11      $                 9
                                                                     ====================    =====================
    Foreign withholding taxes                                        $               65      $                16
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

                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of First Look Media, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain reclassifications have been made to the financial statements contained in the quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 in order to conform to 2001 comparable period presentations.

     For the two years ended December 31, 2001, the Company had operating losses of $8,634,000 and its operating activities used $11,556,000 of cash. During the first nine months of 2002, operating losses totaled $5,893,000 and net cash used in operating activities totaled $6,128,000. As of September 30, 2002, the Company had cash and cash equivalents of $1,582,000 (compared to $1,673,000 as of December 31, 2001) and, based on the Company's calculations, approximately $4,763,000 available for borrowing under its Chase facility. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," pursuant to terms of the Company's credit agreement with Chase, the expected future cash flows from the Company's library of film rights is currently being valued by a third party. The valuation is expected to be completed prior to December 31, 2002. The valuation of the Company's library forms a part of its borrowing base which determines available funds for borrowing. If it is determined that the Company's library value is lower than its last valuation, the Company's borrowing capacity under the Chase facility will be reduced. At this time, management is unable to predict the expected valuation of the library and cannot make any representation as to such valuation. Subject to the valuation of the film library, in management's opinion, existing cash and available borrowings, totaling approximately $6,345,000, along with future cash anticipated to be generated from operations, will provide the Company with sufficient resources to fund operations and execute its current business plan through at least October 1, 2003. If the Company's borrowing capacity is reduced as a result of a lower library valuation or the Company is not successful in generating sufficient future cash flow from operations in accordance with its current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company.

     Film costs consist of the following:

                                                 September 30,     December 31,
                                                 ------------      ------------
                                                     2002               2001
                                                    -----              ------
                                                         (in thousands)
       Films in release net
            of accumulated amortization          $    17,841         $    13,167

       Films not yet available for release             3,690               5,137
                                                 -------------       -----------
                                                 $    21,531         $    18,304
                                                 =============       ===========


2.   Segment Information
     -------------------

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

     The Company currently is in the process of evaluating the performance of the Television Commercial Production division in order to determine its ability to continue as a business segment.

     Financial information by operating segment is set forth below:



                                           Three Months Ended September 30, 2002    Three Months Ended September 30, 2001
                                           -------------------------------------    -------------------------------------
                                                         Television                                Television
                                            Motion       Commercial                   Motion       Commercial
                                           Pictures      Production       Totals     Pictures      Production       Totals
                                          ----------   ---------------  ----------  -----------   -------------    --------
                                                      (in thousands)                            (in thousands)
  Revenues from external customers        $    5,499   $           260  $    5,759  $     7,966   $         205    $  8,171
  Loss from operations
     before interest, taxes and other
     income                               $   (3,064)  $          (121) $   (3,185) $      (489)  $        (146)   $   (635)


                                           Nine months Ended and as of September      Nine months Ended and as of September
                                                         30, 2002                                   30, 2002
                                          --------------------------------------      -------------------------------------
                                                         Television                                Television
                                            Motion       Commercial                   Motion       Commercial
                                           Pictures      Production       Totals     Pictures      Production       Totals
                                          ----------   ---------------  ----------  -----------   -------------    --------
                                                      (in thousands)                            (in thousands)
  Revenues from external customers        $   16,473   $         1,158  $   17,631  $    27,967   $         205    $ 28,172
  Loss from operations
     before interest, taxes and other
     income                               $   (5,781)  $          (112) $   (5,893) $      (341)  $        (418)   $   (759)
  Total assets                            $   41,875   $           321  $   42,196  $    50,591   $         132    $ 50,723

3.   June 2002 Private Placement
     ---------------------------

     In June 2002, the Company consummated a private placement with Seven Hills Pictures, LLC, in which the Company sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of the Company's common stock and five-year warrants to purchase up to 1,172,422 shares of the Company's common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of September 30,

     2002, Seven Hills owned approximately 18.1% of the Company's outstanding voting securities.

     In May 2002, the Company and Seven Hills Pictures, LLC formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that the Company or Seven Hills selects on an alternating basis. In June 2002, Seven Hills funded the Company's $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by the Company and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment". The related liability, discounted by $256,833 for the fair market value of the Note Warrant, has been reported as a liability on the balance sheet with other notes payable under "Notes payable". The discounted amount will be amortized using the effective interest rate method over the term of the note through the maturity date. The principal amount of the note is payable on June 25, 2008, and interest is payable quarterly at 4% per annum. The note is recourse against the Company as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.

4.   Off Balance Sheet Commitments
     -----------------------------

     As of September 30, 2002, the Company was committed to pay minimum guarantees of approximately $2,958,000 contingent upon delivery of certain films to the Company.

     Additionally, the Company has entered into certain arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of the Company's fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of the Company's fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of September 30, 2002, the Company had three such commitments outstanding, whereby the total amount committed was $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to the Company), was approximately $2,169,000. The commitments become due, if at all, between September 2003 and September 2004. Management currently believes that none of these guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

5.   Recent Accounting Pronouncement
     -------------------------------

     In October 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of APB Opinion No. 30, "Reporting the Results of Operations". FAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The Company adopted SFAS No. 144 during the first quarter of fiscal year 2002. There was no material impact on the consolidated financial statements resulting from its adoption.

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

General

     The operations of our company were established as a private company in February 1980 under the name "Overseas Filmgroup, Inc." We were formed in December 1993 under the name "Entertainment/ Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. We acquired the operations of Overseas Filmgroup, Inc. through a merger in October 1996 and we were the surviving corporation in the merger. Immediately following the merger, we changed our name to "Overseas Filmgroup, Inc." and succeeded to the operations of the private company. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as theatrical, video and DVD distribution in the United States, as well as television commercial production.

     Today, we are principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. We directly distribute motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment." Additionally, in December 2000 we established a television commercial production operation, which operates under the name "First Look Artists." We are currently in the process of evaluating the performance of the television commercial production division in order to determine its ability to continue as a business segment.



Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues decreased by $2,412,000 (29.5%) to $5,759,000 for the quarter ended September 30, 2002 from $8,171,000 for the quarter ended September 30, 2001. The decrease was primarily due to decreases in revenue from the licensing of films in foreign territories and U.S. television markets ($2,853,000 for the quarter ended September 30, 2002 compared to $5,494,000 for the quarter ended September 30, 2001) and from decreases in revenue from U.S. theatrical distribution activities ($103,000 for the quarter ended September 30, 2002 compared to $1,236,000 for the quarter ended September 30, 2001). These decreases were partially offset by an increase in revenue from video and DVD distribution activities in the U.S. ($2,460,000 for the quarter ended September 30, 2002 compared to $1,013,000 for the quarter ended September 30, 2001).

     Film costs increased by $236,000 (5.1%) to $4,828,000 for the quarter ended September 30, 2002 compared to $4,592,000 for the quarter ended September 30, 2001. Film costs as a percentage of revenues increased by 27.6% to 83.8% for the quarter ended September 30, 2002 compared to 56.2% for the quarter ended September 30, 2001. Film costs include amortization of capitalized production and acquisition costs, video and DVD duplication costs, as well as current period participation cost accruals. The increase was primarily due to an increase in the write down of acquisition and production costs to market value for projects with lower than expected performance ($1,696,000 for the quarter ended September 30, 2002 compared to $65,000 for the quarter ended September 30,
2001).

     Distribution and marketing expenses decreased by $781,000 (29.2%) to $1,896,000 for the quarter ended September 30, 2002 from $2,677,000 for the quarter ended September 30, 2001. In accordance with accounting standards, we expense distribution and marketing expenses as incurred. The decrease was primarily due to decreased distribution and marketing expenses related to our U.S. video, DVD and theatrical distribution activities ($862,000 for the quarter ended September 30, 2002 compared to $1,932,000 for the quarter ended September 30, 2001). The decrease was partially offset by increased distribution and marketing expenses related to the licensing of films in foreign territories ($894,000 for the quarter ended September 30, 2002 compared to $669,000 for the quarter ended September 30, 2001).

     General and administrative expenses, net of amounts capitalized to film costs, increased by $683,000 (44.4%) to $2,220,000 for the quarter ended September 30, 2002 compared to $1,537,000 for the quarter ended September 30, 2001. The increase was primarily due to an increase in bad debt expense and reserves for doubtful accounts of $616,000. As a result of depressed worldwide television market conditions during the past several months, we have substantially increased our reserves for doubtful accounts and written off uncollectible accounts. Other items that contributed to the increase in general and administrative expenses include increases in health and liability insurance of $21,000, legal fees of $22,000, rent and parking expense of $37,000, and decreased overhead capitalization of $30,000. These increases were partially offset by decreased salary and payroll taxes of $46,000.

     As a result of the above, we had a net loss of $3,415,000 (reflecting foreign withholding taxes of $45,000) for the quarter ended September 30, 2002 compared to a net loss of $835,000 (reflecting state and foreign withholding taxes of $5,000) for the quarter ended September 30, 2001.


Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

     Revenues decreased by $10,541,000 (37.4%) to $17,631,000 for the nine months ended September 30, 2002 from $28,172,000 for the nine months ended September 30, 2001. The decrease was primarily due to decreases in revenue from the licensing of films in foreign territories and U.S. television markets ($9,911,000 for the nine months ended September 30, 2002 compared to $21,560,000 for the nine months ended September 30, 2001), decreases in revenue from U.S. theatrical distribution activities ($292,000 for nine months ended September 30, 2002 compared to $1,401,000 for the nine months ended September 30, 2001), decreased airline revenues ($262,000 for the nine months ended September 30, 2002 compared to $1,081,000 for the nine months ended September 30, 2001), and decreased executive producer fees ($0 for the nine months ended September 30, 2002 compared to $1,150,000 for the nine months ended September 30, 2001). These decreases were partially offset by increases from revenue in video and DVD distribution activities in the U.S. ($5,564,000 for the nine months ended September 30, 2002 compared to $2,308,000 for the nine months ended September 30, 2001) and from television commercial production activities ($1,158,000 for the nine months ended September 30, 2002 compared to $205,000 for the nine months ended September 30, 2001).

     Film costs decreased by $7,085,000 to $12,086,000 for the nine months ended September 30, 2002 compared to $19,171,000 for the nine months ended September 30, 2001. As a percentage of revenues, however, film costs increased to 68.5% for the nine months ended September 30, 2002 compared to 68.0% for the nine months ended September 30, 2001. Film costs include amortization of capitalized production and acquisition costs, video and DVD duplication costs, as well as current period participation cost accruals. Participation expense fluctuates period to period as a function of various factors, including the specific films generating revenue in a particular period, changes in projected ultimate revenue and changes in actual and projected distribution costs. The increase was primarily due to an increase in the write down of acquisition and production costs to market value for projects with lower than expected performance ($1,865,000 (10.6%) for the nine months ended September 30, 2002 compared to $566,000 (2.0%) for the nine months ended September 30, 2001. The increase, as a percentage of revenues, was partially offset by decreased film costs and lower accrued participation expenses of $10,221,000 (58.0%) for the nine months ended September 30, 2002 compared to $18,605,000 (66.0%) for the nine months ended September 30, 2001.

     Distribution and marketing expenses increased by $609,000 (12.6%) to $5,438,000 for the nine months ended September 30, 2002 from $4,829,000 for the nine months ended September 30, 2001. In accordance with accounting standards, we expense distribution and marketing expenses as incurred. The increase was primarily due to increased distribution and marketing expenses related to licensing of films in foreign territories ($2,758,000 for the nine months ended September 30, 2002, compared to $2,094,000 for the nine months ended September 30, 2001).

     General and administrative expenses, net of amounts capitalized to film costs, increased by $1,069,000 to $6,000,000 for the nine months ended September 30, 2002 compared to $4,931,000 for the nine months ended September 30, 2001. The increase was primarily due to an increase in bad debt expense and reserves for doubtful accounts of $963,000. As a result of depressed worldwide television market conditions during the past several months, we have substantially increased our reserves for doubtful accounts and written off uncollectible accounts. Other items that contributed to the increase in general and administrative expense include increases in accounting fees of $54,000, consulting fees of $27,000, travel expenses of $37,000, rent and parking expense of $115,000 and a decrease in capitalized overhead of $30,000. These increases were partially offset by decreases in depreciation expense of $22,000, office expense of $24,000, legal fees of $33,000, salary and payroll taxes of $43,000, and publicity fees of $36,000.

     As a result of the above, we had a net loss of $6,557,000 for the nine months ended September 30, 2002 (reflecting state and foreign withholding taxes of $76,000) compared to a net loss of $1,379,000 (reflecting state and foreign withholding taxes of $25,000) for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     We require substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for our operations have been cash flow from operations, bank borrowings and equity financings.

June 2002 Private Placement

     In June 2002, we consummated a private placement with Seven Hills Pictures, LLC, in which we sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of our common stock and five-year warrants to purchase up to 1,172,422 shares of our common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of

September 30, 2002, Seven Hills owned approximately 18.1% of our outstanding voting securities.

     Additionally, in May 2002, we and Seven Hills formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that we or Seven Hills select on an alternating basis. In June 2002, Seven Hills funded our $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by us and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment". The related liability, discounted by $254,600 for the fair market value of the Note Warrant, has been reported as a liability on the balance sheet combined with other notes payable under "Notes payable". The discounted amount will be amortized using the effective interest rate method over the term of the note through the maturity date. The principal amount of the note is payable on June 25, 2008 and interest is payable quarterly at 4% per annum. The note is recourse against us as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.


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

     Under the Chase facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit that may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The Chase facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the Chase facility are calculated each month, and cannot exceed the $40 million commitment. The main components of the borrowing base include a library credit (50% of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to Chase). Our library is currently being valued. The valuation is expected to be completed prior to December 31, 2002. If it is determined that our library value is lower than the current valuation, our borrowing base will be reduced. At this time, management is unable to predict the expected valuation of the library and cannot make any representation as to such valuation. At September 30, 2002, we had borrowed an aggregate of $15,000,000 under the Chase facility and an additional $4,763,000 was available to borrow based upon borrowing base calculations provided to Chase.

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

Off Balance Sheet Commitments

     In addition to direct bank borrowings, we sometimes enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments are generally subject to certain conditions being met by the rights owner, including delivery by the rights owner to us of certain physical materials, as well as legal documents relating to the film that will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of September 30, 2002, these outstanding commitments totaled $2,958,000.

     Additionally, we have entered into certain arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These commitments are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of September 30, 2002, we had three such commitments outstanding, whereby the total amount committed WAS $10,238,000 and the expected uncovered portion of these commitments (amounts not covered by licensing agreements or pending licensing agreements with minimum guaranteed payments due to us), was approximately $2,169,000. The commitments become due, if at all, between September 2003 and September 2004. We currently believe that none of our guarantees will be called upon because the existing and projected licensing and distribution proceeds of each film are expected to be sufficient to fully cover each commitment.

Resources

     For the two years ended December 31, 2001, we had operating losses of $8,634,000 and our operating activities used $11,556,000 of cash. During the first nine months of 2002, operating losses totaled $5,893,000 and net cash used in operating activities totaled $6,128,000. As of September 30, 2002, we had cash and cash equivalents of $1,582,000 (compared to $1,673,000 as of December 31, 2001) and, based on our calculations, approximately $4,763,000 available for borrowing under our Chase facility. As described above, pursuant to the terms of our credit agreement with Chase, the expected future cash flows from our library of film rights is currently being valued by a third party. The valuation is expected to be completed prior to December 31, 2002. The valuation of our library forms a part of our borrowing base which determines available funds for borrowing. If it is determined that our library value is lower than our last valuation, our borrowing capacity under the Chase facility will be reduced. At this time, management is unable to predict the expected valuation of the library and cannot make any representation as to such valuation. Subject to the valuation of the film library, in management's opinion, existing cash and available borrowings, totaling approximately $6,345,000, along with future cash anticipated to be generated from operations, will provide us with sufficient resources to fund operations and execute our current business plan through at least October 1, 2003. If our borrowing capacity is reduced as a result of a lower library valuation or we are not successful in generating sufficient future cash flow from operations in accordance with our current business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues is denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of September 30, 2002, including principal cash flows and related weighted average interest rates by expected maturity dates:

                             Expected Maturity Date
                             ----------------------
                                 (in thousands)

                                         2003      2004         2005         2006        2007     Thereafter
                                         ----      ----         ----         ----        ----     ----------

Borrowing under Chase facility              -         -       $15,000           -           -           -
     Average interest rate               3.8%       3.8%         3.8%           -           -           -

Convertible note payable                    -         -             -           -           -      $2,000
     Average interest rate               4.0%       4.0%         4.0%        4.0%        4.0%        4.0%


ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are engaged in legal proceedings incidental to our normal business activities. In the opinion of management, none of these proceedings are material in relation to our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

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



November 14, 2002


                                FIRST LOOK MEDIA, INC.



                                 By: /s/William F. Lischak
                                 ______________________
                                 William F. Lischak
                                 Chief Financial Officer,
                                 Chief Operating Officer and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Look Media, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


November 14, 2002

                                /s/ Christopher J. Cooney
                                ______________________________
                                Christopher J. Cooney
                                Chief Executive Officer



                                /s/ William F. Lischak
                                _______________________________
                                William F. Lischak
                                Chief Financial Officer, Chief
                                Operating Officer and Secretary

                            CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher J. Cooney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Look Media, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002                   /s/ Christopher J. Cooney
                                            ------------------------------------
                                            Christopher J. Cooney
                                            Chief Executive Officer

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, William F. Lischak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Look Media, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002                  /s/ William F. Lischak
                                           -------------------------------------
                                           William F. Lischak
                                           Chief Financial Officer,
                                           Chief Operating Officer and Secretary