Form 10-K
period 2002-12-31
FIRST LOOK MEDIA INC
filed 2003-04-15
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURUSANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

     As of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price on such date as reported on the OTC Bulletin Board) was $4,118,372.

     The number of shares of common stock outstanding as of April 11, 2003 was 14,539,573.

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

We have accumulated a library of distribution rights, including sales agency rights, in various media and markets to more than 330 feature films.

We operate in numerous capacities, including as:


     o a distributor or a sales agent. We are appointed as a distributor or sales agent with respect to distribution rights to films for specified terms, territories and media from independent producers. In this capacity, we receive distribution or sales agency fees. In exchange for being appointed as distributor or sales agent, we may assist in securing production financing for a film (including arranging or assisting others in arranging pre-sales, co-productions, "soft" money sources such as governmental subsidies or tax motivated investments, bank loans including "gap" financing or third party equity). In addition, we occasionally commit to pay the independent producer a minimum guaranteed payment ranging from approximately $100,000 to $5,000,000 at or after delivery of the completed film. These minimum guaranteed payments represent varying portions of the films' production costs, including, on occasion, substantially all of such costs. These minimum guaranteed payments may enable the independent producer to obtain financing for the production or completion of the film. By providing these financing services or minimum guaranteed payments, we are often able to secure more extensive distribution rights on more favorable terms. We also distribute pictures directly in the United States both theatrically through our First Look Pictures division and on video and DVD through our First Look Home Entertainment division.

     o a producer. We selectively produce motion pictures that we distribute, generally acquiring fully developed projects ready for pre-production and contracting out pre-production and production activities.

     Historically, we have focused on licensing theatrical, video, pay television, free television, satellite and other distribution rights to foreign sub-distributors in major international territories and regions. These activities accounted for approximately 46.2%, 53.4% and 66.3% of our total revenues in 2002, 2001 and 2000, respectively.

     Recently, we have become more active with distribution activities in the U.S. where we engage directly in domestic theatrical distribution through our First Look Pictures division and domestic video and DVD distribution through our First Look Home Entertainment division. Our theatrical distribution activities include booking motion pictures for exhibition at movie theaters and promoting motion pictures with advertising and publicity campaigns. Our home entertainment distribution activities include the promotion and sale of videocassettes and DVD units to local, regional and national video/DVD retailers.

     In 2001, we launched a television commercial production division which generated $1,158,000 of gross revenue in 2002 and $263,000 in 2001. Although we produced four commercials during 2002 and 2001, we ultimately determined that the general economic environment was too difficult to sustain this division. Accordingly, in the third quarter of 2002, we eliminated substantially all overhead related to this division. In the future, if we produce any television commercials, we will likely use a company partially owned by Christopher J. Cooney, our co-chairman and chief executive officer, and Jeffrey Cooney, our executive vice president and a director, to provide all support services needed in exchange for a fee.

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

Recent Developments

Current Business Environment, Film Performance, Overhead Levels

     Over the past year, we have felt the significant impact of the worldwide economic downturn. Specifically, reduced advertising spending has impacted broadcasters and has resulted in various bankruptcies (especially in Germany), reduced program spending, consolidation and uncertainty. Additionally, the tragedy of September 11th, along with the war with Iraq, has created an atmosphere of reduced activity. Until recently, much of our product, consisting of lower budget feature films which typically do not have significant theatrical distribution, has been supported by the worldwide expansion of television broadcasters and their programming needs. Current market conditions have softened demand for our product. The "reality" programming trend further has impacted the market for lower budget feature films as broadcasters have gravitated to this lower cost form of programming. Additionally, certain films we have chosen to produce, invest in or acquire have not performed well. As a result, these films have generated little margin or have incurred losses, some of which have been significant. We also have continued to maintain a level of overhead that anticipated better performance in our sales, licensing and distribution activities. Consequently, this performance level has not generated sufficient margin to cover overhead costs. Offsetting these trends to some extent has been the growth of the DVD market; however, this growth has not been sufficient to offset lost revenue. As a result, we have reported significantly less revenue compared to last year, have incurred losses and have experienced increased bad debts. In light of our situation, we have been analyzing our current business plan, our alternatives and the need for further capital to implement an updated business plan.

     Credit Agreement

     The recent operating losses and negative cash flow we have experienced, along with the general market conditions for our business, have resulted in ongoing review and discussions with our primary lender, JPMorgan Securities, Inc. ("JPMorgan") and participating banks in our credit facility. In February 2003, JPMorgan requested that we voluntarily reduce the amount that we are permitted to borrow under our credit facility in relation to our library value. The credit agreement initially provided that we could borrow up to 50% (the "advance rate") of the valuation of our library, conducted by an independent third party approved by JPMorgan. JPMorgan requested that this advance rate be reduced by 5% (to 45%) as of April 1, 2003, an additional 5% (to 40%) as of July 1, 2003, and a final 5% (to 35%) as of October 1, 2003. In February 2003, we agreed to these reductions, which are reflected in our amended credit agreement included as an exhibit to this report.

     As of December 31, 2002, our cumulative losses resulted in a breach of the covenant contained in the credit agreement with JPMorgan that sets forth a minimum level of net worth that we are required to maintain. We have requested a waiver of this breach. JPMorgan currently is considering our request and we are in negotiation with respect to further modifications JPMorgan will require to the credit agreement in exchange for such waiver. At this point, JPMorgan has indicated that these modifications will likely include an immediate reduction of the commitment level under the credit agreement from $40 million to approximately $20 million, with further reductions so that by January 1, 2004 the commitment level will be $15 million. The minimum net worth requirement would be waived until December 31, 2003, subject to our maintaining a positive net worth as calculated pursuant to Generally Accepted Accounting Principles ("GAAP"). These modifications require the agreement of 51% of the voting right of the participating banks (the percentage based upon the proportionate commitment of each bank to the total commitment of $40 million). Final resolution of this matter is expected by April 30, 2003. Until then, we are precluded from drawing further funds under the credit facility.

Strategic Objectives

     We have sought to become a leading independent worldwide film distribution company. We have aggregated a library of over 330 motion pictures and have developed the capacity to:

     o    license motion picture rights worldwide;

     o arrange production financing through a wide variety of sources, including international "soft" money sources such as German tax funds, UK tax funds and similar funding sources, "gap" financing (bank financing where the bank providing financing lends against estimated value of unsold distribution rights), pre-sales (sales of territorial distribution rights in advance of a film being produced), third party equity, and other sources;

     o    distribute films theatrically in the U.S.; and

     o    distribute films on video and DVD in the U.S.

     Historically, most of the films we have acquired have had lower budgets (between $1,000,000 and $8,000,000) and have had limited, if any, theatrical distribution. During the 1980s, much of the demand for lower budget films was fueled by the creation and growth of a home video marketplace. During the 1990s, the video marketplace matured and the value of video rights declined. At the same time, there was an expansion of television broadcast channels (including premium and basic cable service channels) worldwide. Internationally, this expansion was the result of "privatization" of broadcasters, whereby government owned and controlled broadcasting was diminished and free enterprise resulted in an expanding market. This expansion supported lower budget films which had little, if any, theatrical distribution. Most recently, television values have softened and, although the DVD market has created some revenue growth, reduced revenues from television broadcasters throughout the world have impacted our performance significantly. These shifts in the marketplace have forced us to review our past operating strategy and develop an updated strategy, which includes:

     Drawing upon our reputation, experience and relationships with foreign sources to provide sales services and financing for an altered profile of product. We believe that we enjoy a prominent position in the international independent film marketplace. In the past, we have utilized our expertise and relationships to access various forms of financing for the creation of relatively low budget feature films. We believe we need to capitalize on our reputation, expertise and relationships for films that have significant theatrical distribution, generally through third party distributors rather than through our own distribution division, First Look Pictures. Our preferred situation will be where a major U.S. studio is handling the U.S. distribution of the film. This will require us to refocus our sourcing of product and develop new relationships.

     Reducing our risk by limiting our direct investment in acquisition costs and film production. In light of our difficulties, we recently reduced our direct investment in films. We generally believe that an investment between

$50,000 and $200,000 per film will be necessary to continue a pipeline of product for our home entertainment division. Additionally, we believe there may be situations that will require limited investment of up to $250,000 to secure rights to a particular film for our core operation, international sales. Overall, we expect to reduce our level of investment dramatically and to rely instead on providing sales agency services for films produced with third party sources of production funding. Additionally, we plan to assist third parties with securing financing through third party sources for films having domestic theatrical distribution through a U.S. distribution company other than our own and preferably a U.S. major studio.

     Expanding our home entertainment division. In 2001, we created a home entertainment division called "First Look Home Entertainment." This division directly distributes films on videocassette and DVD. We released 17 films in the U.S. video/DVD market during 2001 and 28 films in 2002. We plan to release at least 30 films in the U.S. video/DVD market in 2003. This operating division is generating positive gross margin with low risk acquisition and marketing costs. In the past year, this division generated approximately $7.6 million in gross revenues. We believe there is opportunity to further expand this division. Currently, many of the films we release through First Look Home Entertainment have had no theatrical exposure. Additionally, most of our releases are feature films. We believe that we can expand our revenues if we are able to distribute more films that have had some level of theatrical distribution in the U.S. and also distribute other specialized product more suitable for purchase rather than rental, such as children's programming and other niche programming.

     Expanding our domestic theatrical distribution activities. During 2002, we released three films, with minimal success. However, we continue to believe that there is significant opportunity in the U.S. theatrical distribution market. Our strategy has been to create a separate funding source (a "P & A Fund") for the marketing and distribution costs associated with the U.S. theatrical release of films. In connection with the June 2002 private placement with Seven Hills Pictures, LLC ("Seven Hills"), we established a joint venture company, with an initial $4 million of equity capital, for purposes of funding marketing and distribution costs of certain pictures to be released theatrically either by us or Seven Hills. We have had discussions with Seven Hills regarding our interest in seeking additional equity and debt capital from other sources to enhance the capacity and ability of this joint venture. Once we expand the P&A Fund, our strategy for theatrically releasing films will be to: (i) acquire films with little or no upfront payment for the U.S. distribution rights and instead offer meaningful (up to $1,000,000) commitments to spend marketing and distribution funds related to the release of the given film and (ii) release eight to ten films per year. Until we conclude additional equity and/or debt arrangements with respect to the P & A Fund, we will continue to release films with resources that we provide.

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

     During the past 15 years, independent production and distribution companies, many with financial and other ties to the major studios, have played an important role in the production and distribution of motion pictures for the worldwide feature film market. These companies include:

     o Miramax Films Corporation, now owned by The Walt Disney Company, which produced Chicago, The Hours, Gangs of New York, Scary Movie, the Scream film series, Shakespeare in Love and Chocolat;

     o New Line Cinema Corporation/Fine Line Features, now owned by AOL/Time Warner, which produced the Lord of the Rings series, the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles and the Nightmare on Elm Street series;

     o USA Films (formerly October Films and now owned by Vivendi/Universal), which produced Traffic, Secrets & Lies and Breaking the Waves together with Gramercy Pictures, which produced Dead Man Walking and Fargo, is part of USA Films and USA Network;

     o Artisan Entertainment Inc., which distributed Boat Trip, National Lampoon's Van Wilder and The Blair Witch Project; and

     o Lion's Gate Films, which produced and distributed Narc, Frailty, Monster's Ball and American Psycho.

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

     Acquisition of distribution rights
     ----------------------------------

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

     The distribution cycle
     ----------------------

     Concurrently with their release in the United States, motion pictures typically are released in Canada and also may be released in one or more other international markets. Generally, a motion picture that is released theatrically is available for distribution in other media during its initial distribution cycle as follows:

                                                             Number of months following initial
Marketplace (Media)                                          Domestic theatrical release
------------------                                           ----------------------------------

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

     Theatrical
     ------------

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

     Home video and DVD
     ------------------

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

     Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers that rent or sell videocassettes to consumers primarily for home viewing. Recently, the market for videocassettes has been supplemented by, and in some ways replaced by, the market for DVD's. DVD units are typically available both to rental markets and sell-through markets at the same time and today are priced between $14 to $16 per unit. Impacted by this, per unit pricing on videocassettes has dropped over the past years quite dramatically as consumers convert from videocassette players to DVD players. Additionally, revenue sharing arrangements (arrangements whereby retail stores and chains pay little or nothing for each cassette, but rather shares the revenue generated from renting such cassette, with the licensor), have significantly impacted the business. In such arrangements, revenue related to a particular video release is earned over a period of time (generally up to one year), rather than on the first day of video release. Following the initial marketing period, selected films may be remarketed at a wholesale price of $5.00 to $7.50 or less for sale to consumers. A few major releases with broad appeal may be initially offered by a film distribution company at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Today, most home video distribution contracts in international territories are arranged similarly to those in domestic territories, although the wholesale prices may differ.

     Television
     ----------

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

     Non-theatrical and other rights
     -------------------------------

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

Our Motion Picture Distribution

     International distribution

     Our management has considerable expertise in international distribution. Robert B. Little, our co-chairman of the board and president, and his international distribution team have substantial experience in licensing motion pictures for distribution outside the United States and have been active in international motion picture sales for many years. They have developed relationships with distributors in most territories through foreign sales activities and have established extensive relationships with various international financing sources. In addition, we are a founding member of the American Film Marketing Association, which sponsors the American Film Market. The American Film Market, along with the Cannes Film Festival and MIFED, are the major annual international film markets that are attended by distributors worldwide. We participate annually with a sales office at all three major film markets, as well as three major television and two major video markets. We also attend many film festivals throughout the world including Sundance, the Toronto Film Festival and others. From time to time, we also may engage independent representatives to assist us in acquiring and licensing motion picture rights.

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

     We occasionally license domestic video rights of a film to sub-distributors, including Blockbuster, Inc., USA Films and Columbia TriStar Home Video. In addition, we have created First Look Home Entertainment, which released 28 films on video in 2002, and we expect to release at least 30 films during 2003.

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

     First Look Pictures

     First Look Pictures directly distributes some of the motion pictures for which we control domestic rights to theaters throughout the United States. During 2002, First Look Pictures released three films (A Song for Martin, Elling and Skins). Although some of First Look Pictures' future releases may appeal to a wide audience, many of our releases to date have been foreign language or art-house films intended to appeal primarily to sophisticated audiences.

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

         During 2002, First Look Pictures released the following three motion pictures:

Title                    Major Creative Elements              Storyline                           Release Date
------------------------ ------------------------------------ ----------------------------------- --------------------

Elling                   Producer: Dag Alveberg               Based on the best selling           May 2002
                         Director: Petter Naess               Norwegian novel by Ulla
                         Cast: Per Christian Ellefsen, Sven   Isaksson, Elling, directed by
                         Nordin and Marit Pia Jacobsen        Petter Naess, is a slyly funny and
                                                              emotionally affecting odd
                                                              couple comedy about two misfits
                                                              trying to find their places in
                                                              society.

Song for Martin          Producer: Bille August, Lars         A beautiful and heart wrenching     Released in
                         Kolvig, Michael Lundberg and         portrait of a woman's love for      December 2001 for
                         Michael Obel                         her husband in the face of a        a one week Oscar
                         Director: Bille August               terrible and incurable disease.     qualifying run and
                         Cast: Sven Wollter, Viveka Seldahl                                       re-released in
                         and Reine Brynolfsson                                                    June 2002


Skins                    Producer: Jon Kilik                  An inspirational tale about the     September 2002
                         Director: Chris Erye                 relationship between two Sioux
                         Cast: Eric Schweig, Graham Greene    Indian brothers living on the
                                                              Pine Ridge Indian reservation.


We expect to release the following titles during 2003:


                                                                                                  Release Date
------------------------ ------------------------------------ ----------------------------------- --------------------
Lawless Heart            Producer: Martin Pope                Lust, deception, adultery,          February 2003
                         Director:  Tom Hunsinger and Neil    jealousy, sex and desire all play
                         Hunter                               feature roles as they infiltrate
                         Cast:  Douglas Henshall, Tom         the protagonists' lives in
                         Hollander and Bill Nighy             unexpected ways.


Don't Tempt Me           Producer: Edmundo Gil                Two angels, one from heaven and     July 2003
                         Director:  Agustin Diaz Yanes        one from hell, come to earth to
                         Cast:  Penelope Cruz, Victoria       save the soul of a boxer.
                         Abril
Dr. Sleep aka Hypnotic   Producer:                            A twisted psychological thriller    September 2003
                         Director:  Nick Willing              about a hypnotherapist who
                         Cast:  Goran Visnjic, Miranda Otto   has the gift of reading people's
                         and Shirley Henderson                minds.

Fellini: I'm a Born      Producer: Damian Pettigrew           An outstanding portrait of          April 2003
Liar                     Director: Damian Pettigrew           Federico Fellini, a member of the
                         Cast:  Roberto Benigni, Federico     pantheon of the cinema's greatest
                         Fellini, Terrence Stamp and Donald   directors. Interviews with the
                         Sutherland                           maestro and those who worked with
                                                              him. Provides illuminating
                                                              insight into the world of Fellini.

The Navigators           Producer: Rebecca O'Brien            The story chronicles the issues     June 2003
                         Director: Ken Loach                  confronting railway workers
                         Cast:  Joe Duttine, Stee Huison,     following the privatization of the
                         Tom Craig, Dean Andrews              British Railroad

Angela                   Producer: Lierka & Rita Rusic        The true story of an attractive     August 2003
                         Director:  Roberta Torre             Sicilian who participates in her
                         Cast: Donatella Finocchiaro,         drug dealing husband's mafia
                         Andrea Di Stefano, Mario Puplella    linked business.

Autumn Spring            Producer: Jaroslav Kucera, Jiri      Winner of four Czech Lion Awards,   July 2003
                         Bartoska and Jaroslav Boucek         this charming motion picture is a
                         Director:   Vladimir Michalek        spirited ode to people of all
                         Cast:  Vlastimil Brodsky, Stella     ages.  A film of universal appeal
                         Zazvorkova, Stanislav Zindulka       it is a celebration of living
                                                              life to the fullest.



     We cannot  assure that the motion  pictures  scheduled for release by First
Look Pictures in 2003 or any motion pictures thereafter will actually be released or released in accordance with its anticipated schedule. The motion picture business is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competing films.

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

     We typically receive a larger share of gross receipts from the license and distribution of motion pictures for which we have provided a minimum guarantee. At times, the minimum guarantee paid by us may represent all or a substantial portion of the film's production costs. In those circumstances, we may receive worldwide distribution rights in all media and may also obtain ownership of the copyright to the film with the producer. In 2002, we provided minimum guarantees for 25 films ranging from $10,000 to $1,865,000, including three which represented a significant portion of the final production costs of the respective film. Additionally, with respect to three films, we provided guarantees that sales, net of our fees and expenses, would achieve specified levels within a period of three years following commencement of principal photography of the related film.

     Our commitment to pay a minimum guarantee with respect to films that have not begun production often enables the production company or producer to obtain financing for its project, if needed. In some cases, our contractual commitment to pay a minimum guarantee upon delivery of a film serves as sufficient collateral for a bank or other financing party to lend production funds. The bank typically will insure delivery of the film to us by requiring the producer to purchase a completion guaranty. To enable the production company or producer to borrow production funding, or to borrow at preferential bank fees and interest rates, we also may have to secure our purchase or acquisition commitment, which we generally have done by obtaining a letter of credit from our lenders. In some situations, the production company or producer of a film initially may obtain funds:

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


     In June 2000, we entered into a "first look" agreement with The Little Film Company, Inc. and Ellen Dinerman Little, our former co-chairman, co-chief executive officer and president. The agreement provides for a three-year term ending in June 2003. Under this agreement, we have an exclusive "first look" on any project that The Little Film Company owns or controls or which it has the right to submit to us or any project that it has the right to acquire or may wish to acquire for development or production. The agreement also provides for us to pay The Little Film Company annual overhead for office space and related expenses, an annual fee and a discretionary revolving development fund. We also compensate The Little Film Company on a project-by-project basis.

     In connection with the purchase of certain of our securities by Rosemary Street Productions, LLC ("Rosemary Street") in June 2000, Rosemary Street assigned to us a first look agreement with Grandview Pictures LLC and Jon Kilik. The agreement provided for a three-year term which ended in May 2002. Under the agreement, we had an exclusive "first look" on any project that Grandview Pictures wanted to produce and which it owned or controlled or which it had the right to submit to us under the agreement or which it had the right to acquire or wished to acquire for development and/or production, or had been authorized by third parties to submit to us for development and/or production, as a feature length theatrical motion picture or television production. The agreement also provided for us to pay to Grandview Pictures annual overhead for its New York office, including an annual salary for Jon Kilik and fees for Kilik's production services based on the cash budget of the applicable pictures. We also compensated Grandview Pictures for each theatrical or television motion picture produced by Kilik. Skins was the only film to be produced under our "first look" agreement with Grandview Pictures.

     During 2002, we were involved in arranging and/or providing a significant portion of the production financing for three motion pictures (The Boys From County Clare, Bone Snatcher, and American Rap Stars), one of which was completed by the end of 2002 and the other two will be completed in the first half of 2003. We attempt to minimize the risks associated with any development and production activities that we conduct in a variety of ways. We do not maintain a substantial staff of creative or technical personnel. We also do not own or operate sound stage and related production facilities and, accordingly, do not have the fixed payroll, general and administrative and other expenses resulting from such ownership. In addition, in those circumstances where we produce a film, we generally attempt to acquire fully developed projects ready for pre-production with, when feasible, completed scripts, directors and cast members who are committed to or are interested in the project. Many projects also have a producer involved or committed. However, if at the time of our acquisition of rights in a project, a producer is not formally or informally committed to a project, we may also engage a production services company or a producer to supervise and arrange all pre-production, production and post-production activities in exchange for a production fee and a participation in net revenues from the film.

     The following chart provides information regarding completed motion pictures first made available to us for distribution during 2002, other than those films described under "Our Motion Picture Distribution -First Look Pictures."

Motion Picture Title        Genre                Territories Acquired           Selected Cast
--------------------        -----                --------------------           -------------
24 Hours in London          Thriller             The U.S. (Video and DVD rights Gary Olsen, John Benfield
                                                 only)

American Rap Stars          Documentary          The universe                   Snoop Dogg, Jay Z

Attic Expeditions           Thriller             The U.S. (Video and DVD rights Seth Green, Jeffrey Combs
                                                 only)

Avalanche                   Disaster             The U.S. (Video and DVD rights Thomas Ian Griffith, C. Thomas Howell only)

Ball in the House           Dark Comedy          Universe excluding the U.S.    Johathan Tucker, Jennifer Tilly
                                                 and Canada

Between Strangers           Drama                Universe excluding the Baltic  Sophia Loren, Malcolm McDowell states, Bulgaria, Canada,
                                                 Czech, CIS, Italy, Hungary and
                                                 Poland

Castle Rock                 Adventure            Universe excluding the U.S.    Ernest Borgnine, Pamela Bach
                                                 and Canada

                                       20

Motion Picture Title        Genre                Territories Acquired                   Selected Cast
--------------------        -----                --------------------                   -------------
Dahmer                      Horror               The U.S. (Video and DVD rights         Jeremy Renner, Bruce Davison
                                                 only)

Dark Summer                 Thriller             The universe                           Robert Culp, Mia Kirschner

Dead Awake                  Horror               The U.S. (Video and DVD rights         Stephen Baldwin, Michael Ironside
                                                 only)

Dumb Luck                   Romantic Comedy      The universe excluding the             Scott Baio, Todd Bridges
                                                 U.S. and Canada

Elling                      Comedy               The U.S. and Canada                    Per Christian Ellefsen, Sven Nordin

Epicenter                   Disaster             The U.S. (Video and DVD rights         Traci Elizabeth Lords, Gary Daniels
                                                 only)

Evelyn                      Drama                The universe excluding the             Pierce Brosnan, Julianna Margulies
                                                 U.S. and Canada

Faithless                   Drama                The U.S. (Video and DVD rights         Lena Endre, Erland Josephson
                                                 only)

Gabriela                    Romance              The U.S. (Video and DVD rights         Jaime Pl Gomez, Seidy Lopez
                                                 only)

Gaudi Afternoon             Comedy               The U.S. (Video and DVD rights         Judy Davis, Marcia Gay Harden
                                                 only)

Gentlemen's Game            Drama                The universe                           Gary Sinise, Mason Gamble

Hired Hand                  Drama                The universe excluding U.K.            Peter Fonda, Verna Bloom

I'll Take You There         Romantic Comedy      The U.S. (Video and DVD rights         Ally Sheedy
                                                 only)

Jimmy show                  Drama                Universe excluding the U.S.            Frank Whaley, Ethan Hawke
                                                 and Canada

Julie Walking Home          Drama                The universe excluding                 Miranda Otto, William Fichtner
                                                 Germany, Poland, Hungary,
                                                 Czech, Slovenia, Romania,
                                                 India and Canada

Last Run                    Thriller             The U.S. (Video and DVD rights         Armande Assante, Ornella Muti
                                                 only)

Lawless Heart               Romance              The universe (excluding pay TV         Douglas Hensall, Tom Hollander
                                                 in U.K.

Little Red                  Urban Drama          The U.S. (Video and DVD rights         Brandon Price, Char Clay
                                                 only)

Local Boys                  Drama                The universe                           Mark Harmon, Jeremy Sumpter

Lone Hero                   Action               The U.S. (Video and DVD rights         Lou Diamond Phillips, Sean Patrick
                                                 only) Flanery

Lost Voyage                 Sci-Fi Thriller      The U.S. (Video and DVD rights         Judd Nelson, Lance Henriksen
                                                 only)

Motion Picture Title        Genre                Territories Acquired                   Selected Cast
--------------------        -----                --------------------                   -------------
Lovers Lane                 Horror               The U.S. (Video and DVD rights         Anna Faris
                                                 only)

Malicious Intent            Thriller             The U.S. (Video and DVD rights         Tom Arnold, William Forsythe
                                                 only)

No Place Like Home          Family               Universe excluding the U.S.            Judge Reinhold, Richard Moll
                                                 and Canada

Nora                        Drama                The U.S. (Video and DVD rights         Ewan McGregor, Susan Lynch
                                                 only)

The Operator                Thriller             The U.S. (Video and DVD rights         Michael Laurence, Jacqueline Kim
                                                 only)

Pinata                      Horror               The universe                           Jaime Pressly, Nicholas Brendon

Pressure                    Thriller             The U.S. (Video and DVD rights         Kerr Smith, Lochlyn Munro
                                                 only)

Retrievers                  Family               Universe excluding the U.S.            Robert Hays, Mel Harris
                                                 and Canada

The Scoundrel's Wife        Drama                Universe excluding the U.S.            Tatum O'Neal, Julian Sands
                                                 and Canada

Skins                       Drama                The universe                           Graham Greene, Eric Schweig

Snapshots                   Romance              The universe excluding                 Burt Reynolds, Carmen Chaplin
                                                 Belgium, Netherlands and
                                                 Luxemburg

Song for Martin             Drama                The U.S. and Canada                    Sven Wollter, Viveka Seldahl

The Surge                   Sci-fi Horror        The U.S. (Video and DVD rights         Mat Scollon, Melissa R. Martin
                                                 only)

Triggerman                  Comedy               The universe                           Neil Morrissey, Donnie Wahlberg

Our Film Library of Distribution Rights

     Our film  library  consists  of rights to a broad  range of films,  most of
which  were  produced   since  1980.  At  December  31,  2002,  we  had  various
distribution rights to more than 330 motion pictures, including more than 73 motion pictures in which we own an interest in the copyright. With respect to these films where we do not own the copyright, the term of our distribution rights generally range from 12 to 25 years or more from the date of acquisition, and typically extend to many, if not all, media for exhibition worldwide or in specified territories.

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

     Additionally, we have granted to Yahoo! Inc. the right to exploit on the Internet approximately fifty titles from our film library on a revenue sharing basis. As of December 31, 2002, we have received no revenues from this arrangement.

Major Customers

     In 2000, USA Network accounted for $3,014,000 or 13.3% of our total revenues. During the years ended December 31, 2001 and 2002, no single customer accounted for 10% or more of our revenues.

Employees

     As of April 11, 2003, we employed 46 full-time employees and 1 part-time employee. Some of our subsidiaries are or may become subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. We may assume a production company's obligation to pay residuals to these various entertainment guilds and unions. A strike, job action or labor disturbance by the members of any of these entertainment guilds and unions could have a material adverse effect on the production of a motion picture within the United States, and, consequently, on our business, operations and results of operations. These organizations all have engaged in strikes and similar activities. We believe that our current relationship with our employees is satisfactory.

Competition

     Motion picture distribution, finance and production are highly competitive businesses. The competition comes both from companies within the same business and from companies in other entertainment media that create alternative forms of leisure entertainment. We compete with major film studios including:

     o    The Walt Disney Company, including Miramax;

     o    Paramount Pictures Corporation;

     o    Universal Pictures;

     o    Sony Pictures Entertainment;

     o    Twentieth Century Fox; and

     o    Warner Brothers Inc., including New Line Cinema.

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

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 8000 Sunset Boulevard, Penthouse East, Los Angeles, California 90046 and consist of 15,491 square feet of office space. Our payments under the lease are approximately $41,000 per month. The lease expires on May 31, 2007.

     From February 2001 to January 2002, we occupied approximately 1,500 square feet of office space located at 222 East 44th Street, New York, New York 10017, a building owned by EUE/Screen Gems (a company owned in part by Christopher Cooney, our co-chairman and chief executive officer, and Jeffrey Cooney, our executive vice president and a director). EUE/Screen Gems permitted us to use the space without paying any rent. In February 2002, we relocated our New York operations to 603 Greenwich Street, New York, New York 10014. This space is approximately 4,000 square feet and is in a building owned, in part, by Christopher Cooney. We have not paid any rent since occupying the space in February 2002 and no formal arrangements have been made regarding any future rent to be paid with respect to these premises.

     In May 2001, we entered into a sublease for 4,000 square feet of office space located at 2932 Nebraska Avenue, Santa Monica, California for our television commercial production operations. We have since relocated the operations to our offices in New York and have further sublet the premises through the end of the lease term, which expired on March 31, 2003.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "FRST" since January 11, 2002, and our warrants were quoted on the OTC Bulletin Board under the symbol "FRSTW" from January 11, 2002 until February 16, 2002, the date the warrants expired. Prior to January 11, 2002, our common stock and warrants were quoted on the OTC Bulletin Board under the symbols "OSFG" and "OSFGW," respectively. The following table sets forth the high and low closing bid quotations for the periods indicated. The quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

                                                                Common Stock                     Warrants
                                                                ------------                     --------
   2001                                                     High($)       Low($)          High($)        Low($)
                                                            ----          ---             ----           ---
   First quarter...................................         1-3/16        3/4              4/64          1/32
   Second quarter..................................          26/32        1/2              3/64          1/64
   Third quarter...................................          23/32      17/32              3/32          0.01
   Fourth quarter..................................           1.01      13/32              3/32          0.01

   2002
   First quarter...................................            5/8        3/8              N/A            N/A
   Second quarter .................................          15/16        1/8              N/A            N/A
   Third quarter                                              9/16       7/16              N/A            N/A
   Fourth quarter .................................            1/2       5/16              N/A            N/A

     As of April 11, 2003, there were approximately 34 holders of record of our common stock and there were 14,539,573 shares of common stock issued and outstanding. We believe that there are more than 250 beneficial owners of our common stock.

     On April 11, 2003, the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.26.

Dividends

     We have not paid cash dividends on our common stock and we presently intend to retain future earnings to finance the expansion and development of our business and not pay dividends on our common stock. Any determination to pay cash dividends in the future would be at the discretion of the board of directors and would be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the board of directors. In addition, certain covenants in our JPMorgan facility with JPMorgan substantially restrict payment of cash dividends.

Recent Sales of Unregistered Securities

     None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2002 are derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report.

                                                                             Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                                      (in thousands, except per share data)
                                                        ------------------------------------------------------------------
                                                             2002         2001        2000         1999         1998
                                                        ------------------------------------------------------------------
Statement of Operations Data:
Revenues..............................................         $26,299     $35,144      $22,625      $33,784      $25,585
Film cost amortization................................          19,779      24,258       16,850       30,888       21,015
Distribution and marketing  costs.....................           7,541       7,101        4,774            -            -
Selling, general and administrative...................           7,928       6,947        6,473        2,983        2,960
Income (loss) from operations.........................         (8,549)     (3,162)      (5,472)         (87)        1,610
Income (loss) before tax and cumulative effect of
   accounting change..................................         (9,287)     (3,792)      (6,230)      (1,989)          112
Income tax provision (benefit)........................              91          62          137        (736)           53
Income (loss) before cumulative effect of
   accounting change..................................         (9,378)     (3,854)      (6,367)      (1,253)           59
Cumulative effect of accounting change(1).............               -           -     (14,123)            -            -
Net income (loss) ....................................         (9,378)     (3,854)     (20,490)      (1,253)           59
Basic and diluted net income (loss) per share
   before cumulative effect...........................           (.71)      (0.38)       (0.78)       (0.21)         0.01
Cumulative effect.....................................               -           -       (1.74)            -            -
Net income (loss) per share after cumulative
   effect.............................................           (.71)      (0.38)       (2.52)       (0.21)         0.01
Basic and diluted weighted average number of
   shares outstanding.................................          13,270      10,191        8,131        5,990        5,732

-----------------------
(1) During the year ended December 31, 2000, we recorded a one-time, pre-tax non-cash charge of $15,582,000 ($14,123,000 after taxes) relating to our adoption of new film accounting standards in June 2000 pursuant to SOP 00-2, which is discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Relevant Accounting Provisions."

                                                                             Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                        (in thousands, except per share data)
                                                                ---------------------------------------------------------
                                                                2002        2001         2000          1999         1998
                                                                ---------------------------------------------------------
Balance Sheet Data:
Film costs, net of accumulated amortization....................$23,198     $18,304      $13,393      $28,363      $29,003
Total assets....................................................41,922      45,471       42,280       62,647       50,209
Total long-term liabilities.....................................20,254      14,500        6,500       19,764       22,013
Total liabilities...............................................39,263      39,420       32,375       49,348       38,588
Total shareholders' equity.......................................2,659       6,051        9,905       13,299       11,621


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

General

     The operations of the company were established as a private company in February 1980 under the name Overseas Filmgroup, Inc. We were formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. We acquired the operations of Overseas Filmgroup, Inc. through a merger in October 1996 and we were the surviving corporation in the merger. Immediately following the merger, we changed our name to "Overseas Filmgroup, Inc." and succeeded to the operations of the private company. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as U.S. theatrical and video/DVD distribution, Internet content development and television commercial production. Although we initially intended to expand into Internet content development, we no longer have immediate plans to do so. Additionally, although we expanded into television commercial production, during 2002 we substantially withdrew from these activities due to market conditions.

     Today, we are principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. We directly distribute motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video market under the name "First Look Home Entertainment." Recently, the market for lower budget independent motion pictures which have not had a significant theatrical release in the U.S. has experienced significant difficulty, mainly as a result of the general economic downturn, the tragedy of September 11th, the war with Iraq and more specifically, the financial difficulties of television broadcasters worldwide. These difficulties, together with low margins and losses related to the poor performance of films that we chose to produce, invest in or acquire and a level of overhead disproportionate to margins generated, impacted our performance during 2002, resulting in decreased revenues, increased write-offs of film costs and increased bad debt expenses. In light of our performance and market conditions, we have been reviewing our current business plan and considering our alternatives.

     Additionally, in February 2003, at the request of our primary lender, JPMorgan, we agreed to modify our credit agreement to reduce the amount we can borrow under the agreement as described below. Further, as of December 31, 2002, the losses we have incurred have resulted in our breach of the net worth covenant under our credit agreement. We currently are engaged in discussions with JPMorgan and other participating banks with respect to further modifications to the credit agreement, which likely will result in further reductions in our ability to borrow funds under our credit facility.

Relevant Accounting Provisions

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. We elected early adoption of SOP 00-2 and, as a result, a cumulative charge for the change in accounting principle of $15,582,000 ($14,123,000 net of income taxes) has been reflected in our Consolidated Statement of Operations for the year ended December 31, 2000.

Critical accounting policies and estimates

     The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

     Additionally, in 2002, the SEC issued Financial Reporting Release No. 61, "Commission Statement About Management's Discussion and Analysis of Financial Condition and Results of Operations: ("FRR 61"). FRR 61 suggests that companies provide additional information concerning liquidity and capital resources including; off-balance sheet arrangements; certain trading activities that include non-exchange traded contracts accounted for at fair value; and effects of transactions with related and certain other parties. Accordingly, we have described in detail the off-balance sheet arrangements as they relate to us, both below under Liquidity and Capital Resources, and in the accompanying footnotes to the consolidated financial statements.

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

     Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances and
(ii) an estimated amount, based on our historical experience, for issues not yet identified.

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

Results of operations

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues decreased by $8,445,000 (24.0%) to $26,699,000 for the year ended December 31, 2002, compared to $35,144,000 for the year ended December 31, 2001. The decrease in revenues was primarily due to decreases in revenues related to the licensing of distribution rights to third party distributors, primarily in the international markets ($16,597,000 for the year ended December 31, 2002 compared to $27,366,000 for the year ended December 31, 2001). Additionally, revenues related to the theatrical release of films decreased by approximately $1,633,000 ($356,000 for the year ended December 31, 2002 compared to $1,989,000 for the year ended December 31, 2001). Partially offsetting these decreases, revenues from the direct distribution of video and DVD in the U.S. increased by $3,580,000 ($7,598,000 for the year ended December 31, 2002 compared to $4,018,000 for the year ended December 31, 2001).

     Film costs as a percentage of revenues increased to 74.1% for the year ended December 31, 2002, compared to 69.0% for the year ended December 31, 2001. Film costs as a percentage of revenues fluctuate from year to year based upon the specific components of revenue and their related costs in the specific year. In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs were expensed as incurred during the years ended December 31, 2002 and 2001. Distribution and marketing costs increased to $7,541,000 for the year ended December 31, 2002 compared to $7,101,000 for the year ended December 31, 2001. The increase reflects increased video/DVD marketing and distribution expenses ($2,392,000 for the year ended December 31, 2002 compared to $2,313,000 for the year ended December 31, 2001) related to the increased number of video/DVD releases during the year ended December 31, 2002 compared to the year ended December 31, 2001 as well as increased distribution and marketing costs associated with the licensing of film rights internationally ($3,718,000 for the year ended December 31, 2002 compared to $2,944,000 for the year ended December 31, 2001).These increase were partially offset by a decrease in print and advertising expenses for theatrical releases ($1,431,000 for the year ended December 31, 2002 compared to $1,844,000 for the year ended December 31, 2001). As a percentage of revenues distribution and marketing costs increased to 28.2% for the year ended December 31, 2002, compared to 20.2% for the year ended December 31, 2001.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $981,000 (14.1%) to $7,928,000 for the year ended December 31, 2002, compared to $6,947,000 for the year ended December 31, 2001. The largest increase was in the area of bad debt expense ($2,176,000 for the year ended December 31, 2002 compared to $1,268,000 for the year ended December 31, 2001). Other increases included:

     o    Accounting fees of $90,000;
     o    Insurance of $43,000;
     o    Rent of $143,000;
     o    Repairs and maintenance of $10,000;
     o    Storage of $18,000;
     o    Franchise taxes of $26,000;
     o    Travel of $14,000; and
     o    Decreased capitalized overhead of $23,000.

     These increases were partially offset by decreases as follows:

     o    Advertising expenses of $10,000;
     o    Depreciation expense of $30,000;
     o    Legal fees of $33,000;
     o    Publicity of $35,000;
     o    Compensation expense of $162,000;
     o    Shipping and messenger costs of $14,000; and
     o    Telephone expenses of $15,000.

     Net other expense increased by $108,000 to $738,000 for the year ended December 31, 2002, compared to $630,000 for the year ended December 31, 2001. The increase in net other expense was primarily due to a decrease in miscellaneous income of $195,000, partially offset by a decrease in interest expense of $19,000 and an increase in interest income of $68,000.

     As a result of the above, we had a net loss of $9,378,000 (after income tax and foreign withholding tax expense of $91,000) for the year ended December 31, 2002 compared to a net loss of $3,854,000 (after income tax and foreign withholding tax expense of $62,000) for the year ended December 31, 2001.

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

     Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $474,000 (7.3%) to $6,947,000 for the year ended December 31, 2001, compared to $6,473,000 for the year ended December 31, 2000. The largest increase was in the area of compensation expense ($1,361,000) related to our expansion of existing and new operational areas, including U.S. theatrical releasing (First Look Pictures), U.S. video and DVD operations (First Look Home Entertainment) and the television commercial production operation (First Look Artists). Other increases included:

     o    Bank charges of $10,000;
     o    Dues and subscriptions of $15,000;
     o    Equipment lease payments of $13,000;
     o    Insurance of $15,000;
     o    Employee benefits of $36,000;
     o    Office overhead relating to commercial directors of $52,000;
     o    Office  and  computer  supplies  of  $79,000;
     o    Parking expenses of $13,000;
     o    Rent of $33,000;
     o    Repairs and maintenance of $15,000;
     o    Screenings and research of $18,000; and
     o    Shipping and messenger costs of $28,000.

     These increases were partially offset by decreases as follows:

     o    Bad debt expense of $608,000;
     o    Increased capitalized expenses of $310,000;
     o    Consulting fees of $17,000;
     o    Legal fees of $195,000;
     o    Officer's fringe benefits of $25,000;
     o    Publicity of $12,000; and
     o    Franchise taxes of $41,000.

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

     June 2002 Private Placement

     In June 2002, we consummated a private placement with Seven Hills, in which we sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of our common stock and five-year warrants to purchase up to 1,172,422 shares of our common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of December 31, 2002, Seven Hills owned approximately 18.1% of our outstanding voting securities.

     Additionally, in May 2002, we and Seven Hills formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that we or Seven Hills select on an alternating basis. In June 2002, Seven Hills funded our $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by us and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment". The related liability, discounted by $245,666 for the fair market value of the Note Warrant, has been reported as a liability on the balance sheet combined with other notes payable under "Notes payable". The discounted amount will be amortized using the effective interest rate method over the term of the note through the maturity date. The note bears interest at a rate of 4% per annum, payable quarterly in arrears. Principal and unpaid accrued interest on the note are payable on June 25, 2008. The note is recourse against us as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.

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

     As of December 31, 2002, Rosemary Street owned approximately 42.8% of our voting securities.

     JPMorgan Facility

     Concurrently with the consummation of the June 2000 private placement with Rosemary Street, we entered into a $40 million credit facility with JPMorgan (formerly Chase Securities, Inc. and The Chase Manhattan Bank) and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to repay outstanding loans and accrued interest under our previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds have been used to finance our production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights and for working capital and general corporate purposes. During the years ended December 31, 2002 and 2001, we borrowed $4,000,000 and $8,000,000, respectively, under the JPMorgan facility.

     Under the JPMorgan facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The JPMorgan facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the JPMorgan facility are calculated each month and cannot exceed the $40 million commitment. The main components of the borrowing base include a library credit (a percentage, or "advance rate," of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to JPMorgan). At December 31, 2002, the advance rate was 50%. In connection with the amendment to the credit facility described below, the advance rate was reduced to 45% on April 1, 2003 and will be further reduced to 40% on July 1, 2003 and 35% on October 1, 2003. At December 31, 2002, we had borrowed an aggregate of $18,500,000 under the JPMorgan facility and an additional $2,045,000 was available to borrow based upon borrowing base calculations provided to JPMorgan as of December 31, 2002.

     The amounts borrowed under the JPMorgan facility bear interest, as we may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, we pay a commitment fee on the daily average unused portion of the JPMorgan facility at an annual rate of 0.5%. Upon entering the JPMorgan facility, we paid a one-time fee of approximately $848,000 as a cost of acquiring the JPMorgan facility. The JPMorgan facility restricts the creation or incurrence of indebtedness or the issuance of additional securities. The JPMorgan facility is collateralized by all of our tangible and intangible assets and future revenues.

     In February 2003, upon the request of JPMorgan, we entered into an amendment to the JPMorgan facility, pursuant to which we agreed to reduce the amounts we are able to borrow in relation to our library value as follows:

     o From February 18, 2003 to March 31, 2003 - the lesser of $11,000,000 or 50% of the library value;

     o From April 1, 2003 to June 30, 2003 - the lesser of $10,000,000 or 45% of the library value;

     o From July 1, 2003 to September 30, 2003 - the lesser of $9,000,000 or 40% of the library value;

     o From October 1, 2003 to the expiration of the term of the JPMorgan facility (June 20, 2005, unless modified as described below) - the lesser of $8,000,000 or 35% of the library value.

     As of December 31, 2002, our cumulative losses resulted in a breach of the covenant contained in the credit agreement with JPMorgan that sets forth a minimum level of net worth that we are required to maintain. We have requested a waiver of this breach. JPMorgan currently is considering our request and we are in negotiation with respect to further modifications JPMorgan will require to the credit agreement in exchange for such waiver. At this point, JPMorgan has indicated that these modifications will likely include an immediate reduction of the commitment level under the credit agreement from $40 million to approximately $20 million, with further reductions so that by January 1, 2004 the commitment level will be $15 million. The minimum net worth requirement would be waived until December 31, 2003, subject to our maintaining a positive net worth as calculated pursuant to GAAP. These modifications require the agreement of 51% of the voting right of the participating banks (the percentage based upon the proportionate commitment of each bank to the total commitment of $40 million). Final resolution of this matter is expected by April 30, 2003. Until then, we are precluded from drawing further funds under the credit facility.

     Off Balance Sheet Commitments

     In addition to direct bank borrowings, we occasionally enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments generally are subject to the rights owner meeting certain conditions, including delivery by the rights owner to us of certain physical materials and legal documents relating to the film that will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of December 31, 2002, the total of these outstanding commitments was $5,386,000, of which $2,453,000 was reflected as a liability on our balance sheet (Payable to Producers) and $2,933,000 was not reflected as a liability on our balance sheet, but will be once the various conditions to our commitment, including delivery of the related film, are satisfied.

     Additionally, we have entered into arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These guarantees generally are not recorded as liabilities unless and until we expect that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of December 31, 2002, we had three such commitments outstanding, whereby the total amount committed was $10,238,000. These guarantees are summarized below.



                  Term of Guarantee                      Minimum Potential
                  ---------------                        Amount of Future    Current Carrying                    Projected Future
                  From         To          Guarantee        Payments        Amount of Liability  Assets Held        Contracts
                  ----         --        ------------    ------------       ------------------   -----------        ----------
Film 1          10/04/01    10/04/04      $ 5,240,000    $   2,598,000          $      -       $ 2,675,000      $  2,200,000
Film 2          12/03/00    12/03/03        3,998,000        3,559,000         2,046,000         1,683,000         1,996,000
Film 3          01/31/02    01/31/05        1,000,000        717,000           371,000           712,000           695,000
                                      --------------------------------------------------------------------------------------------
                                         $ 10,238,000        $   6,874,000       $ 2,417,000       $ 5,070,000      $  4,891,000
                                      ============================================================================================

In the event any of the guarantees are drawn upon, we have the right to retain proceeds from the collection of accounts receivable in addition to proceeds from the future contracts of distribution rights in the respective film where the guarantee had been called (both, net of our fees and expenses) until we have recovered any guarantee paid. The table above reflects the amount of cash and accounts receivable held ("Assets Held") along with our estimate of the value of future licenses of distribution rights ("Projected Future Contracts") to the respective film as of December 31, 2002. We expect that the possibility of having to honor our contingent obligations under these agreements is remote and in the event any of the guarantees are drawn upon, we believe that proceeds from the liquidation of accounts receivable and further distribution rights will be sufficient to cover the maximum amount of future payments under each guarantee.

     Resources

     At December 31, 2002, we had cash and cash equivalents of $713,000, compared to cash and cash equivalents of $1,673,000 as of December 31, 2001. At December 31, 2002, $2,045,000 was available for us to draw down under the JPMorgan facility. As of April 11, 2003, we have reduced the amount outstanding under the JPMorgan facility by $2,000,000 to $16,500,000 and we have an unrestricted cash balance of approximately $1,900,000.

     For the years ended December 31, 2002 and December 31, 2001, we had operating losses of $8,549,000 and $3,162,000, respectively. These losses included certain non-cash items, including bad debt expense and film cost write-downs. Bad debt expense was $2,176,000 for the year ended December 31, 2002, compared to $1,268,000 for the year ended December 31, 2001. Film cost write-downs were $3,189,000 for the year ended December 31, 2002 compared to $1,815,000 for the year ended December 31, 2001.

     Operating activities used cash of $10,498,000 and $6,723,000, respectively, for the years ended December 31, 2002 and December 31, 2001. The increased use of cash reflects our increased investment in film costs of $17,105,000 for the year ended December 31, 2002 compared to $9,922,000 for the year ended December 31, 2001.

     Our commitments as of December 31, 2002 require the expenditure of approximately $5,386,000 during 2003. Additionally, under our current plans we anticipate requiring approximately $2,140,000 in additional funds for the acquisition of product.

     Our significant net losses and negative cash flow along with the most recent modification and pending modifications under our credit agreement with JPMorgan raise questions about our ability to continue as a going concern. We have been reviewing our past business plan, alternative plans and other options. We have made reductions in overhead, including staff reductions, certain consulting contracts have not been renewed, and we have not renewed our first look arrangement with Grandview Pictures. We also are considering further reductions in overhead. Budgeted film investment has been significantly reduced from 2002. Additionally, we are actively in discussion with various parties regarding potential strategic relationships, equity investment and revised business plans. If we are not successful in generating sufficient future cash flow from operations in accordance with our current or an altered business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition including our ability to continue to operate as a going concern.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues are denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of December 31, 2002, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                             Expected Maturity Date
                                                                             -----------------------
                                                                                 (in thousands)

                                                       2003        2004        2005        2006        2007      Thereafter
                                                       ----        ----        ----        ----        ----      ----------

Borrowings under credit facility                        -           -        $18,500        -                        -
  Average interest rate                                3.7%        3.7%        3.7%         -           -            -
Subordinated note payable                               -           -           -           -           -          $2,000
  Average interest rate                                 4%         4%           4%          4%          4%           4%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent accountants, consolidated financial statements and notes to our consolidated financial statements appear in a separate section of this report (beginning on page F-1) following Part IV.

     The following table sets forth selected unaudited quarterly financial data for each of the quarters in the two years ended December 31, 2002 (amounts in thousands except for per share data):

                                                                                  2002
                                                                                  -----
                                                                             Quarter Ended
                                                                             -------------
                                                    March 31          June 30         September 30       December 31
                                                 --------------- ------------------ ------------------ -----------------
Revenues                                              $  6,781       $   5,092          $   5,759         $   9,067
Income (loss) from operations                             (271)         (2,437)            (3,185)           (2,656)
Net income (loss)                                         (526)         (2,616)            (3,415)           (2,821)
Basic and diluted loss per share                          (.04)          (0.22)             (0.23)            (0.22)

                                                                                  2001
                                                                                  ----
                                                                             Quarter Ended
                                                                             -------------
                                                    March 31          June 30         September 30       December 31
                                                 --------------- ------------------ ------------------ -----------------
Revenues                                              $ 10,243      $   9,759          $   8,171         $   6,971
Income (loss) from operations                              333           (458)              (635)           (2,402)
Net income (loss)                                          129           (673)              (835)           (2,475)
Basic and diluted income (loss) per share                 0.01           (0.07)            (0.09)            (0.23)

     The increase in loss from operations during the fourth quarter of 2001 compared to the previous three quarters was due to the expansion of our operations and increases in:

     o    write-offs  of  film  costs   relating  to  certain   projects   under
          development;

     o marketing and distribution expenses in connection with preparation for the upcoming film festivals;

     o    bad debt write-offs; and

     o legal and consulting fees relating to valuation of our film library and capital investment opportunities other than Rosemary Street.

The lower net loss for the quarter ended September 30, 2001 reflected the capital gain that we recognized on our sale of 17,454 shares of common stock of Yahoo!, Inc. during the quarter.

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

Name                            Age             Position
--------------------------      ---             --------


Christopher J. Cooney           42             Co-Chairman of the Board and
                                               Chief Executive Officer


Robert B. Little                58             Co-Chairman of the Board and President


William F. Lischak              45             Chief Operating Officer, Chief
                                               Financial Officer and Secretary

Jeffrey Cooney                  45             Executive Vice President - Creative Affairs
                                               and Director

Stephen K. Bannon               49             Director

Scot K. Vorse                   42             Director

Barry R. Minsky                 60             Director

Joseph Linehan                  41             Director

Patrick Costello                46             Director

Reverge Anselmo                 41             Director


Current Officers and Directors

     Christopher J. Cooney has served as co-chairman of our board and our chief executive officer since June 2000. Since August 1999, Mr. Cooney has served as president of Rosemary Street, a New York-based entertainment holding company. Since 1986, Mr. Cooney has served in various positions at EUE/Screen Gems, Ltd. ("EUE/Screen Gems"), a New York-based television commercial facility and production house, including as head of production from 1986 to 1988, as vice president in charge of all facilities from 1988 to 1992, and as vice president of physical production from 1992 to 1996. In 1996, Mr. Cooney led EUE/Screen Gems in the acquisition of DeLaurentis Studios. Since 1996, Mr. Cooney has been responsible for overseeing all commercial and daytime television production for the North Carolina operations of EUE/Screen Gems. Mr. Cooney also holds an ownership interest in EUE/Screen Gems. In 1984, Mr. Cooney formed Total Picture Company to produce concert films, commercials and videos for record labels and musical instrument manufacturers. Prior to that, Mr. Cooney was employed by Independent Artists as an assistant producer of international television commercials. Mr. Cooney received his B.A. from Boston University. Christopher J. Cooney is the brother of Jeffrey Cooney, our Executive Vice President Creative Affairs, and a director of our company.

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

     William F. Lischak has served as our chief operating officer, chief financial officer and secretary of our company since October 1996. Mr. Lischak also served as a director of our company from October 1996 until June 2002. Mr. Lischak served as chief operating officer of Overseas Private from September 1990 until October 1996 and its chief financial officer from September 1988 until October 1996. Mr. Lischak, a certified public accountant, previously had worked in public accounting, including from 1982 to 1988 with the accounting firm of Laventhol & Horwath. Mr. Lischak has a masters degree in taxation and has taught courses in the extension program at UCLA in accounting, finance and taxation for motion pictures and television. Mr. Lischak attended New York University's Tisch School of Arts and received a bachelor's degree in business administration from New York University's Leonard N. Stern School of Business.

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

     Scot K. Vorse became a director of our company in January 1995. From January 1995 until October 1996, he served as our treasurer and secretary, and from January 1995 until November 1996, he served as our vice president. From June 1991 through July 1998, Mr. Vorse served as an executive vice president and the chief financial officer of Bannon & Co., Inc. After the acquisition of Bannon & Co., Inc. by SG Cowen Securities Corporation in July 1998, Mr. Vorse served as managing director and co-head of SG Cowen Securities Corporation's media and entertainment group until March 2000. Since March 2000, Mr. Vorse has been managing his personal investments and consulting.

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

     Joseph Linehan has served as a director of our company since June 2000. Mr. Linehan has been employed in various capacities with The Union Labor Life
Insurance Co. since 1984. Since April 2001, Mr. Linehan has served as vice president-private capital. Mr. Linehan received a B.A. and M.B.A. from the University of Maryland.

     Patrick Costello has served as a director of our company since February 2003. Since May 1997, Mr. Costello has served as the Chief Financial Officer of Northway Management Company, LLC, a private investment company. Since August 1998, he has served as the Chief Financial Officer of Seven Hills. From May 1992 to May 1997, Mr. Costello was the Chief Financial Officer of PanAmSat International Corporation and was elected a director of PanAmSat International Corporation in October 1996. Mr. Costello continues to serve as a director of PanAmSat Corporation. Mr. Costello is a certified public accountant.

     Reverge Anselmo has served as a director of our company since May 2002. Mr. Anselmo formed Seven Hills in 1996 to create and produce independent films and he currently serves as president of Seven Hills. Most recently, Mr. Anselmo wrote and directed Stateside, starring Jonathan Tucker, Rachael Leigh Cook, Agnes Bruckner and Val Kilmer. The romantic drama will be released theatrically in late 2003. Through Seven Hills Mr. Anselmo, wrote, directed and produced the feature films The Outfitters which was an official selection of the Sundance Film Festival and Lover's Prayer which starred Kristen Dunst and was distributed by our company. Mr. Anselmo also wrote the Harper Collins novel The Cadillac of Six-Bys. Mr. Anselmo is currently in development on his screenplays Runaway Bay and Over the Waves. Mr. Anselmo is also the owner and co-founder of the monthly magazine Magnificat.

Board of Directors

     Our board of directors is divided into three classes, each of which generally serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, consisting of Reverge Anselmo, Joseph Linehan and Barry R. Minsky, would have expired at the annual meeting of our stockholders in 2002 but, as we did not have an annual meeting that year, will expire on the date of this year's annual meeting and the new term will expire at the annual meeting of our stockholders in 2005. The term of the second class of directors, consisting of Robert B. Little, Stephen K. Bannon and Christopher J. Cooney, will expire at the annual meeting of our stockholders in 2003. The term of the third class of directors, consisting of Scot K. Vorse, Patrick Costello and Jeffrey Cooney, would have expired at the annual meeting of stockholders in 2001 but, as we did not have an annual meeting that year, will expire on the date of this year's annual meeting and the new term will expire at the annual meeting of our stockholders in 2004. In each case, each director serves from the date of his election until the end of his term and until his successor is elected and qualifies.

Committees

     Executive Committee. Christopher J. Cooney, Robert B. Little and Stephen K. Bannon currently serve on the executive committee. During intervals between the meetings of the board of directors, the executive committee exercises all powers of the board of directors (except those powers specifically reserved by Delaware law or our Bylaws to the full board of directors) in the management and direction of the business and conduct of our affairs in all cases in which specific directions have not been given by the board.

     Compensation Committee. Joseph Linehan and Stephen K. Bannon currently serve on the compensation committee. The compensation committee administers our stock option plans to the extent contemplated thereby and reviews, approves, and makes recommendations with respect to compensation of officers, consultants and key employees.

     Audit Committee. The audit committee currently consists of Stephen K. Bannon and Scot K. Vorse. The functions of the Audit Committee are: to review and approve the selection of, and all services performed by, our independent auditors; to meet and consult with and to receive reports from, our independent auditors and our financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls.

Amended and Restated Voting Agreement

     We previously were party to a Voting Agreement, dated as of June 20, 2000, by and among us, Rosemary Street, Robert Little, Ellen Little (together with Robert Little, referred to as the "Littles"), MRCo., Inc., Christopher J. Cooney, Jeffrey Cooney and Wharton Capital Partners, Ltd. relating to the voting of shares of our common stock owned by the parties. In connection with the closing of the transaction with Seven Hills in June 2002, we and the other parties to the Voting Agreement entered into an Amended and Restated Voting Agreement with Seven Hills that supersedes the prior Voting Agreement and which provides that:


     o So long as Robert Little is employed as our president or the Littles own 5% or more of our Voting Securities (as defined), each of Rosemary Street, Wharton and Seven Hills will use its best efforts to nominate and vote for Mr. Little to serve as a member of our board of directors and will not vote its "Voting Securities" to remove Robert Little as a director, except for "cause" (as defined).

     o    So  long  as  Christopher  Cooney  and  Jeffrey  Cooney  own,  in  the
          aggregate, directly or indirectly, 5% or more of our Voting Securities, each the Littles, Rosemary Street, Wharton and Seven Hills will use its best efforts to nominate and vote for Christopher Cooney and Jeffrey Cooney to serve as members of our board of directors and will not vote its Voting Securities to remove Christopher Cooney or Jeffrey Cooney as a director, except for cause.

     o So long as MRCo., Inc. owns 5% or more of our Voting Securities, each of the Littles, Rosemary Street, Wharton and Seven Hills will use its best efforts to nominate and vote for a designee of MRCo., Inc. to serve as a member of our board of directors and will not vote its Voting Securities to remove such designee as a director, except for cause.

     o So long as Seven Hills owns 5% or more of our Voting Securities, each of the Littles, Rosemary Street and Wharton will use its best efforts to nominate and vote for two individuals designated by Seven Hills to serve as members of our board of directors and will not vote its Voting Securities to remove such designees as directors, except for cause.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file. To our knowledge, based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, the Forms 5 furnished to us with respect to our most recent fiscal year, and written representations of our directors, executive officers and 10% stockholders, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued during 2002, 2001 and 2000 to our chief executive officer and our two other executive officers who earned more than $100,000 during those periods:

                                                                                                Long Term
                                                                                              Compensation
                                                            Annual Compensation                  Awards
                                               -------------------------------------------------------------------------------

                                                                    Other Annual     Securities            All
                                                                      Compen-       Underlying           Other
           Name and                   Year    Salary       Bonus       sation       Options/SARS       Compensation
          Principal Position                   ($)          ($)         ($)             (#)               ($)
         --------------------         ----    ------       -----   ------------    -----------        --------------
Christopher J. Cooney                 2002     200,000       0           0              0                660(1)
Co-chairman of the board and          2001     200,000       0           0              0                870(1)
chief executive officer               2000     100,000(2)    0           0              0                0



Robert B. Little                      2002     300,000       50,000(3)   40,000(4)      0                6,660(5)
Co-chairman of the board and          2001     300,000       50,000(3)   40,000(4)      0                5,931(6)
president                             2000     215,865(7)    37,500(8)   36,371(9)      250,000          38,715(10)


William F. Lischak                    2002     225,000       50,000      0(11)          0                10,655(12)
Chief operating officer, chief        2001     212,980       50,000      0(11)          0                12,570(13)
financial officer and secretary       2000     212,980       150,000     0(11)          75,000           12,286(14)

----------------------------------

(1) Represents disability insurance premiums paid by us for the benefit of Mr. Cooney.

(2) Represents salary earned by Mr. Cooney commencing in June 2000 when he became co-chairman of the board and chief executive officer in connection with the closing of the private placement with Rosemary Street.


(3) Represents bonus earned by Mr. Little pursuant to his employment agreement of which $25,000 has been deferred.


(4) Represents general expenses allowance payable pursuant to Mr. Little's employment agreement.


(5) Represents $6,000 in contributions we made on behalf of Mr. Little pursuant to our 401(k) plan and $660 in disability insurance premiums paid by us for the benefit of Mr. Little.


(6) Represents $3,400 in contributions we made on behalf of Mr. Little pursuant to our 401(k) plan and $2,531 in disability insurance premiums paid by us for the benefit of Mr. Little.


(7) Represents salary earned by Mr. Little as our co-chairman of the board and co-chief executive officer through June 2000. In connection with the closing of the private placement with Rosemary Street in June 2000, we amended Mr. Little's existing employment agreement to provide for him to serve as co-chairman of the board and president.


(8)  Represents bonus earned by Mr. Little pursuant to his employment agreement.


(9) Represents $11,852 of auto expense allowance, $3,750 in business management fees and $20,769 of general expense allowance paid pursuant to Mr. Little's employment agreement.


(10) Represents $3,115 in contributions we made on behalf of Mr. Little pursuant to our 401(k) plan, $32,966 in life insurance premiums and $2,634 in disability insurance premiums paid by us for the benefit of Mr. Little.

(11) Prerequisites with respect to the executive officer did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.


(12) Represents $4,860 in contributions we made on behalf of Mr. Lischak pursuant to our 401(k) plan, $5,135 in life insurance premiums and $660 in disability insurance premiums we paid for the benefit of Mr. Lischak.


(13) Represents $4,500 in contributions we made on behalf of Mr. Lischak pursuant to our 401(k) plan, $5,135 in life insurance premiums and $2,935 in disability insurance premiums we paid for the benefit of Mr. Lischak.


(14) Represents $4,260 in contributions we made on behalf of Mr. Lischak pursuant to our 401(k) plan, $6,139 in life insurance premiums and $1,887 in disability insurance premiums we paid for the benefit of Mr. Lischak.

     There were no options granted to the executive officers named above during the year ended December 31, 2002.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at December 31, 2002, and their value at that date if such options were in-the-money:

                                                AGGREGATED OPTION EXERCISES IN 2002 AND
                                                    FISCAL YEAR-END OPTION VALUES

                                                                             Number of Securities
                                                                            Underlying Unexercised        Value of Unexercised
                                                                           Options at December 31,       In-the-Money Options at
                                  Shares Acquired on                                 2002                   December 31, 2002
                                       Exercise         Value Realized    Exercisable/ Unexercisable   Exercisable/ Unexercisable
Name                                     (#)                  ($)                    (#)                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
Christopher J. Cooney                                                                0/0                           0/0
Co-chairman of the board and              0                    0
chief executive officer

Robert B. Little
Co-chairman of the board and              0                    0
president                                                                         250,000/0                        0/0

William F. Lischak
Chief operating officer,                  0                    0
chief financial officer and
secretary                                                                        66,668/8,332                      0/0

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

Compensation Committee Interlocks And Insider Participation

     Our compensation committee was established in October 1996 and currently consists of Joseph Linehan and Stephen K. Bannon. Mr. Linehan has served as one of our directors since June 2000. Mr. Bannon was our chairman of the board of directors during 1996 until consummation of the merger with Overseas Private and served as vice chairman of the board of directors and chairman of the executive committee from October 1996 to June 2000. The compensation committee currently administers both of our stock option plans to the extent contemplated thereby.

Compensation Arrangements For Current Executive Officers

     Christopher J. Cooney

     In June 2000, we entered into an employment agreement with Christopher J. Cooney, which provided for Mr. Cooney to serve as our co-chairman of the board and the chief executive officer for a one-year term that expired in June 2001. Under the terms of the agreement, Mr. Cooney received a base salary of $200,000 and was entitled to receive an annual $25,000 bonus if our pre-tax profits exceeded $500,000 in any year during the term. Mr. Cooney also was entitled to an additional bonus, if any, as established by the board at the beginning of the employment term based on our achieving certain profit targets. The agreement contained a non-compete clause whereby Mr. Cooney agreed not to compete with us for the duration of the agreement. Mr. Cooney has continued to be compensated on the same terms as set forth in his expired employment agreement.

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

     In connection with the June 2000 private placement with Rosemary Street, we granted Mr. Lischak an option under our 1996 Basic Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $3.40 per share. As of December 31, 2002, 66,668 options were exercisable. 2,083 options will become exercisable on the last day of each of the next 4 consecutive months thereafter. Once exercisable, the options will remain exercisable until April 2005.

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

Stock Option Plans

     Amended and Restated 1996 Special Stock Option Plan and Agreement

     The Amended and Restated 1996 Special Stock Option Plan and Agreement primarily provides equity incentives to each of Robert B. Little and Ellen Dinerman Little. Under the special option plan, on October 31, 1996, each of Ms. Little and Mr. Little was granted two non-qualified options to purchase a total of 1,100,000 shares of common stock. All 2,200,000 shares of common stock initially reserved for issuance under the special option plan were subject to the options granted to the Littles.

     In June 2000, we amended the special option plan. Pursuant to this amendment, we cancelled all of the options outstanding under the special option plan and granted each of Ms. Little and Mr. Little an option to purchase 250,000 shares of common stock at an exercise price of $3.40 per share. The options are immediately exercisable and expire in June 2005. As of December 31, 2002, neither of these options had been exercised.

     1996 Basic Stock Option Plan

     In October 1996, our stockholders approved the 1996 Basic Stock Option and Stock Appreciation Rights Plan under which a total of 550,000 shares of common stock are available for grant to our regular full-time employees, non-employee members of the board of directors, independent consultants and other persons who provide services to us on a regular or substantial basis. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code) and stock appreciation rights. As of December 31, 2002, options to purchase an aggregate of 259,500 shares of common stock were outstanding under the basic option plan, with exercise prices ranging from $1.75 to $5.25 per share.

     2000 Performance Equity Plan

     In November 2000, our stockholders approved the 2000 Performance Equity Plan, under which a total of 1,000,000 shares of common stock are available for grant to our key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 2000 plan. As of December 31, 2002, options to purchase an aggregate of 10,000 shares of common stock were outstanding under the 2000 plan at an exercise price of $1.75 per share.

     Non-Plan Options

     In July 1999, we granted options to Gary Stein to purchase 10,000 shares of our common stock at an exercise price of $2.44 per share in consideration for rendering consulting services to us. These options are currently exercisable and will remain exercisable until July 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 11, 2003 with respect to the common stock ownership of:

     o those persons or groups known to beneficially own more than 5% of our voting securities;

     o    each director;

     o    each executive officer whose  compensation  exceeded $100,000 in 2002;
          and

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

                                    Amount and Nature of                Percent of Class
Name of Beneficial Owner            Beneficial Ownership                of Voting Securities
---------------------------------- ----------------------------------- ------------------------------

Christopher J. Cooney                7,830,430(1) (13)                       48.5%
c/o First Look Media, Inc.
603 Greenwich Street 2nd Floor
New York, New York 10014

Robert B. Little                     1,864,406(2) (13)                       12.4%

William F. Lischak                     334,560(3)                             2.3%

Jeffrey Cooney                       7,830,430(1) (13)                       48.5%
c/o First Look Media, Inc.
603 Greenwich Street 2nd Floor
New York, New York 10014

Stephen K. Bannon                      146,324(4)                             1.0%
c/o Jeffries Bannon
Media Fund LLC
11100 Santa Monica Blvd.
Los Angeles, California 90025


                                    Amount and Nature of                Percent of Class
Name of Beneficial Owner            Beneficial Ownership                of Voting Securities
---------------------------------- ----------------------------------- ------------------------------

Scot K. Vorse                         151,323(5)                              1.0%
c/o 1863 Mango Way
Los Angeles, California 90049

Barry R. Minsky                       990,735(6)                              6.7%
c/o Wharton Capital Partners, Ltd.
545 Madison Avenue
New York, New York 10022

Joseph Linehan                         5,000(7)                                 *
c/o The Union Labor Life
Insurance Co.
111 Massachusetts Avenue, N.W.
Washington, DC 20011

Reverge Anselmo                     4,672,421(8)                             28.2%
c/o Seven Hills Pictures, LLC
1041 North Formosa Avenue
West Hollywood, California 90046

Patrick Costello                           0(9)                                 *
c/o Northway Management
164 Mason Street
Greenwich, Connecticut 06830

Rosemary Street Productions, LLC   7,830,430(10)                             48.5%
222 East 44th Street
New York, New York 10017

Seven Hills Pictures, LLC           4,672,421(11)                            28.2%
1041 North Formosa Avenue
West Hollywood, California 90046

Ellen Dinerman Little               1,864,406(13)                            12.4%
c/o Savitsky & Co.
1901 Avenue of the Stars
Suite 1450
Los Angeles, California 90067

Dolphin Offshore Partners, L.P.       1,435,447                               9.9%
c/o Dolphin Management
129 East 17th Street
New York, New York 10003

Wharton Capital Partners, Ltd.       690,735(13)                              4.8%
545 Madison Avenue
New York, New York 10022


---------------------------------- ----------------------------------- ------------------------------

                                    Amount and Nature of                Percent of Class
Name of Beneficial Owner            Beneficial Ownership                of Voting Securities
---------------------------------- ----------------------------------- ------------------------------

Voting Group                        15,057,992(12) (13)                      80.5%

All current executive officers      15,995,199(14)                           83.6%
and directors as a
group (10 persons)


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

(3) Includes (i) 82,917 shares of common stock issuable upon exercise of immediately exercisable options and (ii) 2,083 shares of common stock issuable upon exercise of options that become exercisable on April 30, 2003.

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

(8) Represents shares of common stock beneficially owned by Seven Hills, of which Reverge Anselmo is the sole member and manager. Excludes 5,000 shares of common stock issuable upon exercise of options granted in June 2002, which become exercisable one year from the date of grant.

(9) Excludes 5,000 shares of common stock issuable upon exercise of options granted in February 2003, which become exercisable one year from the date of grant.

(10) Includes 1,613,810 shares of common stock issuable upon exercise of immediately exercisable warrants.

(11) Includes (i) 881,137 shares of common stock issuable upon exercise of immediately exercisable warrants, (ii) 869,565 shares of common stock issuable upon the conversion of a $2,000,000 principal amount promissory note and (iii) 291,285 shares of common stock issuable upon exercise of warrants that became exercisable upon the conversion of the promissory note.

(12) The Voting Group consists of Rosemary Street, Christopher Cooney, Jeffrey Cooney, Robert and Ellen Little, Wharton Capital Partners, Ltd. and Seven Hills, each of whom is a party to, and has agreed to vote their shares in accordance with, the Amended and Restated Voting Agreement described below. Each of the members of this group shares voting power with respect to the shares of common stock held by each of the members. The number of shares set forth in the table includes the shares held by each member.

(13) Does not include shares held by other members of the Voting Group (see Note
     12) with respect to which each member shares voting power with the other members of such group.

(14) Includes shares referred to as being included in notes 1 through 9. Excludes shares referred to in such notes as being excluded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     First Look Agreement with the Little Film Company. Through June 2000, Ellen Dinerman Little was employed as our co-chairman of the board, co-chief executive officer and president. In June 2000, our existing employment agreement with Ms. Little was terminated and we entered into a "first look" agreement with The Little Film Company and Ms. Little. The agreement provides for a three-year term ending in June 2003. Pursuant to the first look agreement, the Little Film Company receives:

     o    an annual fee of $100,000;

     o a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and

     o customary overhead, including office space, staff, telephone and reasonable travel costs, of up to $150,000 per year.

     The Little Film Company also is compensated on a project-by-project basis, through fixed producer fees equal to 3.5% of the all inclusive budget of each picture produced with a minimum of $150,000 and maximum of $500,000 per picture. Additionally, The Little Film Company may earn certain contingent compensation based upon the performance of the given picture. We have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company furnishes us with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria. We did not compensate The Little Film Company relative to the production of any films during 2002 and 2001.

     Consulting Agreement with Wharton Capital Partners, Ltd. In October 2000, we entered into a consulting agreement with Wharton Capital Partners Ltd. Barry
R. Minsky, one of our directors, is the chief executive officer and a 50% stockholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000 and a monthly fee of $4,166 for 24 months beginning in November 2000. If Wharton introduces us to a financing source and we consummate any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then we also will pay Wharton an amount equal to (i) 5% of all funds received by us from such public or private equity financing and (ii) 3% of all funds received by us from such public or private debt financing. Additionally, upon completion of an equity-based financing, we will issue to Wharton warrants to purchase shares of common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights.

     Film Marketing and Distribution Agreement with First Look/Seven Hills, LLC and Seven Hills. In May 2002, we formed a joint venture company with Seven Hills to provide marketing and distribution funds for the theatrical release of motion pictures. Reverge Anselmo, one of our directors, is the sole member and manager of Seven Hills, and Patrick Costello, one of our directors, is the chief financial officer of Seven Hills. In June 2002, Seven Hills funded our $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by the joint venture company and us. The note bears interest at a rate of 4% per annum, payable quarterly in arrears, and principal and unpaid accrued interest on the note are payable on June 25, 2008. The note is recourse against us as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. Also in June 2002, we entered into a Film Marketing and Distribution Agreement with Seven Hills and the joint venture company, pursuant to which the joint venture company will market and distribute motion pictures that Seven Hills Pictures or we select on an alternating basis. Under the agreement, we will receive a distribution fee equal to 10% of the Theatrical Gross Receipts (as defined in the agreement) derived from the U.S. theatrical distribution of each picture designated by Seven Hills that the joint venture company distributes. During 2002, the joint venture did not market or distribute any movies and therefore no fees were earned or received by us.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this annual report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significance deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) INDEX TO FINANCIAL STATEMENTS

                                                                   Page(s) in
                                                                   Form 10-K
                                                                   ---------
Report of Independent Accountants                                     F-1

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2002
  and 2001                                                            F-2

Consolidated Statements of Operations - Years Ended
  December 31, 2002, 2001 and 2000                                    F-3

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2002, 2001 and 2000                        F-4

Consolidated Statements of Shareholders' Equity - Years
  Ended December 31, 2002, 2001 and 2000                              F-5

Notes to Consolidated Financial Statements                            F-6


        (a)(2) INDEX TO FINANCIAL STATEMENTS SCHEDULES

        Schedule II - Valuation and Qualifying Accounts               S-1

        (a)(3)   EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          ----------

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

4.5             Warrant, dated October 31, 1996, issued to Jefferson Capital Group, Ltd. to purchase  shares of our common stock.  Incorporated by reference to Exhibit
                4.6 to our current report on Form 8-K,  dated October 25, 1996,  filed with the SEC on November 26, 1996.

4.6             Warrant,  dated June 20, 2000 issued in connection with the Rosemary Street transaction.  Incorporated  by  reference  to  Exhibit  4.8 to our  Amended
                Current Report on Form 8-K/A filed with the SEC on June 29, 2000.

4.7             Warrant,  dated June 25, 2002, to purchase  881,137  shares of common stock issued to Seven  Hills.  Incorporated  by  reference  to Exhibit 4.7 to our
                Amended Current Report on Form 8-K/A, filed with the SEC on July 2, 2002.

4.8             Warrant,  dated June 25, 2002, to purchase  291,285  shares of common stock issued to Seven  Hills.  Incorporated  by  reference  to Exhibit 4.8 to our
                Amended Current Report on Form 8-K/A, filed with the SEC on July 2, 2002.

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

10.8            Movie and  Motion  Picture  Programming  Agreement,  dated  July 19,  1999, between  broadcast.com  inc. and our company.  Incorporated by reference to
                Exhibit  10.34 to our  Quarterly  Report on Form 10-Q for the quarter ended
                June 30, 1999.*

----------------------------
*Confidential treatment has been granted for portions of such exhibit.

10.9            Securities Purchase  Agreement,  dated May 3, 2000, between our company and
                Rosemary Street.  Incorporated by reference to Exhibit 10.35 to our Amended
                Current Report on Form 8-K/A, filed with the SEC on June 29, 2000.

10.10           Assignment  and  Assumption  Agreement  between our  company  and  Rosemary
                Street.  Incorporated  by reference to Exhibit 10.36 to our Amended Current
                Report on Form 8-K/A, filed with the SEC on June 29, 2000.

10.11           Amended and Restated  1996 Special  Stock Option Plan and  Agreement  among the Littles and our company.  Incorporated by reference to Exhibit 10.37 to our Amended  Current  Report on Form 8-K/A,  filed with the SEC on June 29,
                2000.

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

10.18           Note  and  Debt   Contribution   Agreement   among  the   Littles  and  us.
                Incorporated by reference to Exhibit 10.44 to our Amended Current Report on
                Form 8-K/A, filed with the SEC on June 29, 2000.

10.19           Form of  Management  Letter  between each of Robert Little and Ellen Little and us.  Incorporated  by reference to Exhibit 10.45 to our Amended Current
                Report on Form 8-K/A, filed with the SEC on June 29, 2000.

10.20           Voting Agreement among our company,  Rosemary Street,  the Littles,  MRCo.,
                Inc.,  Christopher Cooney and Jeffrey Cooney.  Incorporated by reference to
                Exhibit 10.46 to our Amended  Current Report on Form 8-K/A,  filed with the
                SEC on June 29, 2000.

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

10.26           Amendment  No. 2, dated as of September  17, 2001 to the Credit,  Security,
                Guaranty and Pledge Agreement, dated as of June 20, 2000, as amended, among our company,  as Borrower,  the  Guarantors  named  therein and the Lenders named therein,  with The Chase Manhattan Bank, as Administrative Agent, and
                The Chase  Manhattan  Bank, as Issuing Bank.  Incorporated  by reference to
                Exhibit  10.26 to our Annual  Report on Form 10-K for the fiscal year ended
                December 31, 2001.

10.27           Agreement  of Sublease  dated  November 15, 2001  between  Scott  Mednick &
                Associates,  Inc. and First Look Media,  Inc.  Incorporated by reference to
                Exhibit  10.27 to our Annual  Report on Form 10-K for the fiscal year ended
                December 31, 2001.

10.28           Securities  Purchase  Agreement,  dated  as of May 20,  2002,  between  our company and Seven Hills.  Incorporated by reference to Exhibit 10.28 to our
                Current Report on Form 8-K, filed with the SEC on May 29, 2002.

10.29           First  Amendment to  Securities  Purchase  Agreement,  dated as of June 25,
                2002.  Incorporated by reference to Exhibit 10.28(a) to our Amended Current
                Report on Form 8-K/A, filed with the SEC on July 2, 2002.

10.30           Secured Convertible  Promissory Note in favor of Seven Hills.  Incorporated by reference to Exhibit 10.29 to our Amended  Current Report on Form 8-K/A,
                filed with the SEC on July 2, 2002.

10.31           Pledge  and  Security  Agreement  between  our  company  and  Seven  Hills.
                Incorporated by reference to Exhibit 10.30 to our Amended Current Report on
                Form 8-K/A, filed with the SEC on July 2, 2002.

10.32           Investor   Rights   Agreement   between  our   company  and  Seven   Hills.
                Incorporated by reference to Exhibit 10.31 to our Amended Current Report on
                Form 8-K/A, filed with the SEC on July 2, 2002.

10.33           Limited Liability  Company  Agreement of F/SLLC.  Incorporated by reference to Exhibit 10.32 to our Amended  Current  Report on Form 8-K/A,  filed with the SEC on July 2, 2002.

10.34           Film Marketing and  Distribution  Agreement among our company,  Seven Hills and  F/SLLC.  Incorporated  by  reference  to Exhibit  10.33 to our Amended
                Current Report on Form 8-K/A, filed with the SEC on July 2, 2002.

10.35           Amended and  Restated  Voting  Agreement  among our  company,  Seven Hills,
                Rosemary Street, the Littles,  MRCo, Inc., Wharton,  Christopher Cooney and
                Jeffrey  Cooney.  Incorporated by reference to Exhibit 10.34 to our Amended
                Current Report on Form 8-K/A, filed with the SEC on July 2, 2002.

10.36           Amendment  No.3,  dated  as of June  24,  2002,  to the  Credit,  Security,
                Guaranty and Pledge  Agreement  dated as of June 20, 2000, as amended among our  company,  as  Borrower,  the  Guarantors  named  therein,  the Lenders referred to therein, and JPMorgan Chase Bank, as Administrative Bank and as
                Issuing  Bank.  Incorporated  by reference to Exhibit  10.35 to our Amended
                Current Report on Form 8-K/A, filed with the SEC on July 2, 2002.

10.37           Amendment  No. 4, dated as of February 18, 2003,  to the Credit,  Security,
                Guaranty and Pledge  Agreement  dated as of June 20, 2000, as amended among our  company,  as  Borrower,  the  Guarantors  named  therein,  the Lenders referred to therein, and JPMorgan Chase Bank, as Administrative Bank and as
                Issuing Bank. Filed herewith.

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

Dated: April 15, 2003                FIRST LOOK MEDIA, INC.

                            By:      /s/ Christopher J. Cooney
                                     ----------------------------
                                     Christopher J. Cooney
                                     Co-Chairman of the Board of Directors
                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE
---------                      -----                               ----

/s/Christopher J. Cooney        Co-Chairman of the Board           April 15, 2003
---------------------------      of Directors and Chief
Christopher J. Cooney            Executive Officer
                                 (Principal Executive Officer)


/s/ Robert B. Little            Co-Chairman of the Board of        April 15, 2003
---------------------------      Directors and President
Robert B. Little


/s/ William F. Lischak          Chief Operating Officer,           April 15, 2003
--------------------------       Chief Financial Officer and
William F. Lischak               Secretary (Principal Financial
                                 and Accounting Officer)



/s/ Jeffrey Cooney              Executive Vice President -         April 15, 2003
-----------------------------    Creative Affairs and Director
Jeffrey Cooney


                                Director
--------------------------
Stephen K. Bannon


                                Director
------------------------------
Scot K. Vorse


                                Director
---------------------------
Barry R. Minsky


/s/ Joseph Linehan              Director                           April 15, 2003
---------------------------
Joseph Linehan


/s/ Reverge Anselmo             Director                           April 15, 2003
---------------------------
Reverge Anselmo


                                Director
---------------------------
Patrick Costello

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of First Look Media, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


April 15, 2003

                                           /s/ Christopher J. Cooney
                                           ---------------------------
                                           Christopher J. Cooney
                                           Chief Executive Officer



                                           /s/ William F. Lischak
                                           ---------------------------
                                           William F. Lischak
                                           Chief Financial Officer, Chief
                                           Operating Officer and Secretary

                            CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher J. Cooney, certify that:

1. I have reviewed this annual report on Form 10-K of First Look Media, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003                     /s/ Christopher J. Cooney
                                           -----------------------------------
                                           Christopher J. Cooney
                                           Chief Executive Officer

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, William F. Lischak, certify that:

1. I have reviewed this annual report on Form 10-K of First Look Media, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003             /s/ William F. Lischak
                                   --------------------------------------------
                                   William F. Lischak
                                   Chief Financial Officer,
                                   Chief Operating Officer and Secretary

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of First Look Media, Inc. (formerly known as
  Overseas Filmgroup, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of First Look Media, Inc. ("the Company") and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and negative cash flows from operations for the past three years which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Century City, California

March 28, 2003

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

CONSOLIDATED BALANCE SHEETS


                                                                                                      Year Ended December 31,
                                                                                                     -------------------------
                                                                                                      2002            2001
                                                                                                ----------------------------------
                                                                                                         (in thousands)
                                            ASSETS:
Cash and cash equivalents                                                                             $    713        $   1,673
Accounts receivable, net of allowance for doubtful accounts of $2,401,000
   and $1,150,000, respectively                                                                         14,545           23,668
Investment                                                                                               2,000                -
Film costs, net of accumulated amortization                                                             23,198           18,304
Other assets                                                                                             1,466            1,826
                                                                                                ----------------------------------
     Total assets                                                                                     $ 41,922        $  45,471
                                                                                                ==================================

                             LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                                                 $  1,632        $   1,777
Accrued interest payable                                                                                    84              166
Deferred revenue                                                                                         1,209              810
Payable to producers                                                                                    16,084           21,987
Notes payable                                                                                           20,254           14,680
                                                                                                ----------------------------------
     Total liabilities                                                                                  39,263           39,420
                                                                                                ----------------------------------

Commitments and contingencies (Note 10)

Shareholders' equity:

Common stock, $.001 par value, 50,000,000 shares authorized; 14,584,573 and
   11,658,848 shares issued at December 31, 2002 and 2001, respectively;
   14,539,573 and 11,613,848 shares
   outstanding at December 31, 2002 and 2001, respectively                                                  15               12
Additional paid-in capital                                                                              36,657           30,674
Accumulated deficit                                                                                    (33,926)         (24,548)
Treasury stock at cost, 45,000 shares                                                                      (87)             (87)
                                                                                                ----------------------------------
Total shareholders' equity                                                                               2,659            6,051
                                                                                                ----------------------------------
     Total liabilities and shareholders' equity                                                       $ 41,922        $  45,471
                                                                                                ==================================

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Year Ended December 31
                                                                                       ------------------------
                                                                                    2002             2001            2000
                                                                                    ----             ----            ----
                                                                                   (in thousands except per share amounts)
   Revenues                                                                     $   26,699        $  35,144       $  22,625

   Expenses:
        Film costs                                                                  19,779           24,258          16,850
        Distribution and marketing                                                   7,541            7,101           4,774

        Selling, general and administrative                                          7,928            6,947           6,473
                                                                                ----------        ---------       ---------

        Total expenses                                                              35,248           38,306          28,097
                                                                                ----------        ---------       ---------
            Loss from operations                                                    (8,549)          (3,162)         (5,472)
                                                                                ----------        ---------       ---------

        Other income (expense):
            Interest income                                                            144               76              27
            Interest expense                                                        (1,118)          (1,137)         (1,571)
            Other income                                                               236              431             786
                                                                                ----------        ---------       ---------
                  Total other expense                                                 (738)            (630)           (758)
                                                                                ----------        ---------       ---------
        Loss before income taxes and cumulative effect
            of accounting change                                                    (9,287)          (3,792)         (6,230)


        Income tax provision                                                            91               62             137
                                                                                ----------        ---------       ---------

        Loss before cumulative effect of accounting change                          (9,378)          (3,854)         (6,367)


        Cumulative effect of accounting change (net of income taxes)                     -                -         (14,123)
                                                                                ----------        ---------       ---------

                  Net loss                                                      $   (9,378)       $  (3,854)      $ (20,490)
                                                                                ==========        =========       =========
        Basic and diluted loss per share:

        Loss before cumulative effect of accounting change                      $    (0.71)       $   (0.38)      $   (0.78)

        Cumulative effect                                                                -                -           (1.74)
                                                                                ----------        ---------       ---------
        Net loss                                                                $    (0.71)       $   (0.38)      $   (2.52)
                                                                                ==========        =========       =========

        Weighted average number of common shares outstanding                        13,270           10,191           8,131
                                                                                ==========        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31,
                                                                                         ---------------------------
                                                                                      2002             2001              2000
                                                                                      ----             ----              ----
                                                                                                (in thousands)
Cash flows from operating activities:

Net loss                                                                        $    (9,378)      $     (3,854)    $    (20,490)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities
     Cumulative effect of accounting change                                               -                  -           15,582
     Film costs                                                                      19,779             24,258           16,850
     Additions to film costs                                                        (17,105)            (9,922)          (2,865)
     Payments to producers                                                          (13,472)           (20,847)         (13,472)
     Capital gains and other non-cash income                                             22                  -             (625)
     Changes in operating assets and liabilities:
       Accounts receivable                                                            9,123              2,915            3,506
       Related party receivables                                                          -                  -              149
       Other assets                                                                     360               (354)            (693)
       Accounts payable and accrued expenses                                           (226)               358             (485)
       Deferred income taxes                                                              -                  -           (1,459)
       Deferred revenue                                                                 399                723             (832)
                                                                                -----------       ------------     ------------
             Net cash used in operating activities                                  (10,498)            (6,723)          (4,833)
                                                                                -----------       ------------     ------------
Cash flows from investing activities:
        Investment                                                                   (2,000)                 -                -

     Sale of marketable securities                                                        -                  -            2,056
                                                                                -----------       ------------     ------------
             Net cash (used in ) provided by investing activities                    (2,000)                 -            2,056
                                                                                -----------       ------------     ------------
Cash flows from financing activities:
     Issuance of equity instruments, net of expenses                                  5,718                  -           16,420
     Investment by significant shareholder                                                -                  -              130
     Net borrowings (pay down) under credit facility                                  4,000              8,000          (11,554)
       Convertible note payable and warrant                                           2,000                  -                -
     Net pay down of subordinated note payable                                         (180)              (436)          (1,095)
     Net pay down of note payable to shareholders                                         -                  -             (650)
     Decrease in restricted cash position                                                 -                  -               88
                                                                                -----------       ------------     ------------
             Net cash provided by financing activities                               11,538              7,564            3,339
                                                                                -----------       ------------     ------------

Net (decrease) increase in cash and cash equivalents                                   (960)               841              562

Cash and cash equivalents at beginning of year                                        1,673                832              270
                                                                                -----------       ------------     ------------
Cash and cash equivalents at end of year                                        $       713       $      1,673     $        832
                                                                                ===========       ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                                   $     1,097       $        893     $      1,875
                                                                                ===========       ============     ============
     Income taxes                                                               $        11       $          9     $          6
                                                                                ===========       ============     ============
     Foreign withholding taxes                                                  $        80       $         53     $        131
                                                                                ===========       ============     ============
Non-cash financing activities:
     Contribution of capital by significant shareholder                         $         -       $          -     $      2,023
                                                                                ===========       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)





                                                       Preferred Stock          Common Stock           Additional
                                                       ---------------        -----------------         Paid-in       Accumulated
                                                     Number      Amount       Number     Amount         Capital         Deficit
                                                     ------      ------       ------     ------       ----------       -----------

                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999                               -     $      -       6,341    $      6    $    12,107        $    (204)

Issuance of common stock, preferred
   stock and warrants                                    905            1       5,097           5         16,414                -
Retirement of common stock                                 -            -      (1,589)         (1)             1                -
Forgiveness of notes payable, accrued
   expenses and contribution of capital                    -            -           -           -          2,153                -

Comprehensive income:
---------------------
Reversal of unrealized holding gain upon
    sale of investment available for sale                  -            -           -           -              -                -
Net loss                                                   -            -           -           -              -          (20,490)
Total comprehensive income
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2000                             905            1       9,849          10         30,675          (20,694)
Conversion of preferred stock to common                 (905)          (1)      1,810           2             (1)               -
Net loss                                                   -            -           -           -              -           (3,854)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2001                               -            -      11,659          12         30,674          (24,548)
Issuance of common stock in exchange for
outstanding warrants                                       -            -         295           -              -               -
Issuance of warrants in connection with note               -            -           -           -            268               -
Issuance of common stock and warrants                      -            -       2,630           3          5,715               -
Net loss                                                   -            -           -           -                          (9,378)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2002                               -       $    -      14,584       $  15       $ 36,657       $  (33,926)
                                                   =================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                     F-5(1)

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Cont'd)
                                 (in thousands)




                                                   Accumulated
                                                       Other                           Total
                                                    Comprehensive       Treasury     Shareholders'
                                                      Income              Stock        Equity
                                                     -----------        ---------   -----------

                                                 ----------------------------------------------
Balance at December 31, 1999                        $   1,477         $    (87)    $   13,299

Issuance of common stock, preferred
   stock and warrants                                       -                -         16,420
Retirement of common stock                                  -                -              -
Forgiveness of notes payable, accrued
   expenses and contribution of capital                     -                -          2,153

Comprehensive income:
---------------------
Reversal of unrealized holding gain upon
    sale of investment available for sale              (1,477)               -         (1,477)
Net loss                                                    -                -        (20,490)
                                                                                       ------
Total comprehensive income                                                            (21,967)
                                                 --------------------------------------------
Balance at December 31, 2000                                -              (87)         9,905
Conversion of preferred stock to common                     -                -              -
Net loss                                                    -                -         (3,854)
                                                 --------------------------------------------
Balance at December 31, 2001                                -              (87)         6,051
Issuance of common stock in exchange for
outstanding warrants                                        -                -              -
Issuance of warrants in connection with note                -                -            268
Issuance of common stock and warrants                       -                -          5,718
Net loss                                                    -                -         (9,378)
                                                 --------------------------------------------
Balance at December 31, 2002                         $      -          $   (87)     $   2,659
                                                 ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                                     F-5(2)

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

Liquidity and Capital Resources

For the two years ended December 31, 2002, the Company had operating losses of $11,711,000 and its operating activities used $17,221,000 of cash. As of
December 31, 2002, the Company had cash and cash equivalents of $713,000 and, based on its calculations, approximately $2,045,000 available for borrowing under its JPMorgan Credit Facility (see Note 6). The recent operating losses and negative cash flow the Company has experienced, along with the general market conditions for the Company's business, has resulted in ongoing review and discussions between the Company and its primary lender, JPMorgan and participating banks in its credit facility. In February 2003, JPMorgan requested that the Company voluntarily reduce the amount that it is permitted to borrow under the credit facility in relation to its library value. The credit agreement initially provided that the Company could borrow up to 50% (the "advance rate") of the valuation of its library, conducted by an independent third party approved by JPMorgan. JPMorgan asked that this advance rate be reduced by 5% (to 45%) as of April 1, 2003, an additional 5% (to 40%) as of July 1, 2003, and a final 5% (to 35%) as of October 1, 2003. On February 18, 2003 management agreed to these reductions, which are reflected in an amended credit agreement (see
Note 14).

The Company's significant net losses and negative cash flow along with the most recent modification and pending modifications under the credit agreement with JPMorgan raise questions about its ability to continue as a going concern. The Company has been reviewing its past business plan, alternative plans and other options. The Company has made reductions in overhead, including staff reductions, certain consulting contracts have not been renewed, and the Company has not revnewed its first look arrangement with Grandview Pictures. The Company also is considering further reductions in overhead. Budgeted film investment has been significantly reduced from 2002. Additionally, the Company is actively in discussion with various parties regarding potential strategic relationships, equity investment and revised business plans. If the Company is not successful in generating sufficient future cash flow from operations in accordance with its current or an altered business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company, including the ability of the Company to continue to operate as a going concern.

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

Payables to Producers

The Company accounts for participations due to producers in accordance with SOP 00-2. Management's estimate of ultimate participations is accrued as an expense using the individual film forecast method whereby expense is recognized in the proportion that current year revenues for each film bear to management's estimate of ultimate revenues. In the year ending December 31, 2003, management expects to make payments of approximately $13,000,000 to settle producer liabilities outstanding at December 31, 2002.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows. The Company has recorded write-downs of film costs amounting to $3,189,000, $1,815,000 and $494,000 for the years ended December 31, 2002, 2001 and 2000 respectively, as a result of downward adjustments of projected ultimate revenues. These write-downs are included in film costs in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and payable to producers approximate their fair value due to the relative short maturities of these instruments. The fair value of notes payable approximates the recorded value due to the stated interest rate on such instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 2000. SFAS No. 131 establishes standards for the way companies report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's management has determined that the Company operated within two discrete reportable business segments for the years ended December 31, 2002 and 2001, and one discrete reportable business segment for the year ended December 31, 2000.

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

Basic and Diluted Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to all stock options, warrants and convertible preferred stock during the three years ended December 31, 2002 have been excluded from the computation below because their effect is anti-dilutive.

The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculations above because their effect would be anti-dilutive for the years indicated:

                                                    Year Ended December 31,
                                                    -----------------------
                                               2002         2001           2000
                                               ----         ----           ----
Weighted average common stock equivalents:
     Convertible preferred stock                   -             -       904,971
     Stock options                           749,766       375,076     1,546,377
     Warrants                              3,658,400     7,551,310     6,118,319

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans an Interpretation of APB Opinions No. 15 and 25" and complies with the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

The Company applies APB No. 25 and related interpretations to account for stock options granted to employees and directors. Had compensation cost been recognized pursuant to the fair value approach of SFAS No. 123, the Company's pro forma net loss and net loss per share applicable to common stockholders would have been as follows:


                                                                                      2002          2001          2000
                                                                                      ----          ----          ----
Net loss before cumulative effect of accounting change:

       As reported                                                                 $ (9,378)   $   (3,854)     $  (6,367)

       SFAS 123 pro forma                                                            (9,378)       (3,924)        (6,700)

Net loss:

       As reported                                                                   (9,378)       (3,854)       (20,490)

       SFAS 123 pro forma                                                            (9,378)       (3,924)       (20,823)

Basic and diluted net loss per share:

       As reported

         Net loss before cumulative effect of accounting change                       (0.71)        (0.38)         (0.78)
         Net loss                                                                     (0.71)        (0.38)         (2.52)

       SFAS 123 pro forma

         Net loss before cumulative effect of accounting change                       (0.71)        (0.39)         (0.82)
         Net loss                                                                     (0.71)        (0.39)         (2.56)


The fair value of each stock  option  granted has been  estimated on the date of
grant  using  the  Black  Scholes   option-pricing   model  with  the  following
weighted-average assumptions:

          Risk-free interest rate                        3.5%
          Expected life (in years)                    4 years
          Dividend yield                                   0%
          Expected volatility                             50%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and accounts receivable. The Company places its cash with a financial institution and, at times, such amounts may be in excess of the FDIC insurance limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs credit evaluations of its customers and generally does not require collateral. As of December 31, 2002, two customers had outstanding balances of 14.8% and 11.1% of the Company's total accounts receivable.

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

Recent Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of and requires prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation. In addition, this statement amends APB No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the fair value method of accounting for stock-based compensation of SFAS No. 123 and accordingly SFAS No. 148 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - EQUITY INVESTMENTS:

June 2002 Securities Purchase Agreement with Seven Hills

In June 2002, the Company consummated a private placement with Seven Hills, in which the Company sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of the Company's common stock and five-year warrants to purchase up to 1,172,422 shares of the Company's common stock at an exercise price of $3.40 per share (Note 8). As of December 31, 2002, Seven Hills owned approximately 18.1% of the Company's outstanding voting securities.

Additionally, in May 2002, the Company and Seven Hills formed a joint venture company that will provide marketing and distribution funds for the theatrical release of motion pictures that the Company or Seven Hills selects on an alternating basis. In June 2002, Seven Hills funded the Company's $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note (Note 6) issued by the Company and the joint venture company. The investment in the joint venture company is reported as an asset on the balance sheet under "Investment". Seven Hills also funded its own $2,000,000 capital contribution to the joint venture company in June 2002.

June 2000 Securities Purchase Agreement with Rosemary Street

In June 2000, the Company consummated a Securities Purchase Agreement with Rosemary Street in which the Company sold to Rosemary Street for an aggregate cash price of $17,000,000 (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A convertible preferred stock (which were converted into 1,809,942 shares of common stock in October 2001) and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock for an exercise price of $3.40 per share. Direct expenses associated with the issuance of stock and warrants amounted to $580,000 through December 31, 2001, which were charged to equity. As of December 31, 2002, Rosemary Street owned approximately 42.8% of the Company's voting securities.

In accordance with the terms of the Securities Purchase Agreement with Rosemary Street, in June 2000, the Littles, former co-chairs of the Board of Directors, co-chief executive officers and significant stockholders of the Company, forgave $2,023,000 in notes and other payables owed to them by the Company. In addition, the Littles contributed to the Company $130,000 in cash and 1,588,812 shares of the Company's common stock they owned. In return, in accordance with the terms of the Securities Purchase Agreement, the Company paid $1,430,000 to the Littles.

NOTE 4 - MARKETABLE SECURITIES:

In July 1999, the Company and broadcast.com entered into an agreement whereby broadcast.com was granted the right to exhibit, via the Internet, certain films owned by the Company. Additionally, broadcast.com received 562,527 shares of the Company's common stock in consideration for 11,302 shares in broadcast.com. In July 1999, the Company received 17,454 shares of common stock of Yahoo!, Inc. ("Yahoo!"), reflecting a 2 for 1 stock split, in exchange for its shares of broadcast.com, following Yahoo!'s acquisition of broadcast.com. The Company accounted for its investment in Yahoo! under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investment in Yahoo! was classified as an available-for-sale security and was carried on the balance sheet at fair value. During 2000, the Company sold all its shares of Yahoo! common stock for approximately $2,056,000.

NOTE 5 - FILM COSTS:

Film costs consist of the following:
                                                            December 31,
                                                            ------------
                                                         2002           2001
                                                         ----           ----
                                                           (in thousands)
Films in release net of accumulated amortization       $ 15,601       $ 13,167
Films not yet available for release                       7,597          5,137
                                                       --------       --------
                                                       $ 23,198       $ 18,304
                                                       ========       ========

Interest costs capitalized to films were $236,000, $191,000 and $186,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Based on the Company's estimates of projected gross revenues as of December 31, 2002, approximately 82% and 90% of unamortized film costs applicable to films in release and not yet released, are expected to be amortized during the next three years, respectively.

NOTE 6 - NOTES PAYABLE:

Notes payable consist of the following:

                                              2002           2001
                                              ----           ----
                                                (in thousands)

Borrowing under credit facility            $ 18,500        $ 14,500
Subordinated note payable                     1,754           1,806
                                           --------        --------
                                           $ 20,254        $ 14,680
                                           ========        ========

Concurrently with the consummation of the Securities Purchase Agreement with Rosemary Street (Note 3), in June 2000 the Company entered into a five-year $40 million revolving credit facility (the "JPMorgan Credit Facility") with JPMorgan (formerly Chase Securities, Inc. and The Chase Manhattan Bank) and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (the "Coutts/Bankgesellschaft Credit Facility"). The remaining proceeds have been used to finance the Company's production, acquisition, distribution and exploitation of motion pictures, and for working capital and general corporate purposes (Note 14). During the years ended

December 31, 2002 and 2001,  the Company  borrowed  $4,000,000  and  $8,000,000, respectively, under the JPMorgan Credit Facility.

The amounts borrowed under the JPMorgan Credit Facility bear interest, as the Company may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the JPMorgan Credit Facility Agreement). In addition to an annual management fee of $125,000, the Company pays a commitment fee on the daily average unused portion of the JPMorgan Credit Facility at an annual rate of 0.5%. Upon entering the JPMorgan facility, we paid a one-time fee of approximately $848,000 as a cost of acquiring the JPMorgan facility. Additionally, in 2001 we added one lender (increasing total commitments to $40,000,000 from $33,000,000) and paid an additional fee of $42,000. The JPMorgan facility restricts the creation or incurrence of indebtedness or the issuance of additional securities. The JPMorgan facility is collateralized by all tangible and intangible assets and future revenues of the Company.

As of December 31, 2002, the Company's cumulative losses resulted in a breach of the covenant contained in the credit agreement with JPMorgan that sets forth a minimum level of net worth that the Company is required to maintain. The Company has requested a waiver of this breach. JPMorgan currently is considering this request and the Company is in negotiation with respect to further modifications JPMorgan will require to the credit agreement in exchange for such waiver (Note
14).

In addition to the amounts outstanding under the JPMorgan Credit Facility Agreement, during 1998 the Company borrowed $2,000,000 from another lender, the proceeds of such loan were used to acquire rights to a particular film. This subordinated note bore interest at the Prime Rate plus 1.5% and was collateralized by amounts due under distribution agreements from the specific film. The outstanding remaining obligation of $180,000 was fully repaid in March 2002.

In May 2002,  the Company and Seven Hills formed a joint  venture  company (Note
3). In connection with formation of the joint venture, the Company and the joint venture issued a $2,000,000 convertible promissory note to Seven Hills. The note bears interest at a rate of 4% per annum, payable quarterly in arrears, and principal and unpaid interest on the note are payable on June 25, 2008. The note is recourse against the Company as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. The note has been discounted by approximately $268,000, the value of the 291,285 warrants issued in connection with this note (see Note 8), which discount will be amortized over the term of the note.

NOTE 7 - INCOME TAXES:

The components of the provision for income taxes on earnings before income taxes are as follows:

                                         Years ended December 31,
                                         ------------------------
                                 2002              2001              2000
                                 ----              ----              ----
                                              (in thousands)
    Current
      State                    $       11        $       9           $       6
      Foreign withholding              80               53                 131
                               ----------        ---------           ---------
                                       91               62                 137
                               ----------        ---------           ---------
    Deferred
      State                             -                -                   -
      Federal                           -                -                   -
                               ----------        ---------           ---------
                                        -                -                   -
                               ----------        ---------           ---------
                               $       91        $      62           $     137
                               ==========        =========           =========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to loss before taxes and cumulative effect of accounting change, as a result of the following differences:

                                                  Years ended December 31
                                                  -----------------------
                                              2002        2001         2000
                                              ----        ----         ----
Federal statutory rate                       (34.0)%     (34.0)%     (34.0)%

State taxes, net of federal benefit and
  income not subject to tax                   (3.0)%      (3.0)%       (3.0)%

Deferred tax asset valuation allowance         36.5%       36.5%       37.0%

Other                                           1.5%        2.1%        2.2 %
                                             -------     -------     --------
                                                1.0%        1.6%        2.2 %
                                             =======     =======     ========

The deferred taxes relate primarily to differences arising from the amortization of film costs for book and tax purposes and the benefits associated with tax loss and foreign withholding tax credit carryforwards. The foreign withholding taxes are substantially recouped from the producers' share of revenue.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2002.

At December 31, 2002, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $30,000,000 and $4,600,000, respectively, which expire at various dates between 2006 and 2022, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Utilization of the carryforwards may be subject to utilization limitations which may inhibit the Company's ability to use carryforwards in the future.

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

An aggregate of 1,550,000 shares of common stock were reserved for grant under the 1996 Plan and the 2000 Plan, of which 1,280,000 shares were available for future grant at December 31, 2002.

The following table summarizes stock option transactions during the years ended December 31, 2002, 2001 and 2000:

                                                               Weighted
                                              Number of      Average Price
                                                Shares         Per Share
                                              ----------     -------------

Balance at December 31, 1999                   2,380,000     $        6.48

     Granted during 2000                         650,000              3.20

     Cancelled during 2000                     2,200,000              6.78
                                              ----------     -------------

Balance at December 31, 2000                     830,000     $        3.22

     Cancelled during 2001                        60,000              1.88
                                              ----------     -------------

Balance at December 31, 2001                     770,000     $        3.18

     No activity during 2002                           -     $           -
                                              ----------     -------------

Balance at December 31, 2002                     770,000     $        3.18
                                              ==========     =============
Exercisable at December 31, 2002                 761,000     $        3.18
                                              ==========     =============

The following summarizes prices and terms of options outstanding at December 31, 2002:

                            Stock Options Outstanding
                            -------------------------
                                        Weighted Average        Number
                        Number             Remaining         Exercisable at
                     Outstanding at   Contractual Life in     December 31,
Exercise Price     December 31, 2002        Years                2002
--------------     -----------------  -------------------      ---------

 $      1.75          10,000                  7.88               10,000
 $      1.88          20,000                  3.15               20,000
 $      2.25          20,000                  3.71               20,000
 $      2.38          30,000                  5.41               30,000
 $      2.44         100,000                  5.90              100,000
 $      3.40         575,000                  3.15              566,000
 $      5.25          15,000                  3.39               15,000
                     -------                                    -------
                     770,000                  3.68              761,000
                     =======                                    =======

Warrants

In June 2002, in accordance with the terms of the Securities Purchase Agreement with Seven Hills (Note 3), the Company issued Seven Hills warrants to purchase up to 1,172,422 shares of common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described in Note 3, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. All of these warrants remain unexercised at December 31, 2002.

In June 2000, in accordance with the terms of the Securities Purchase Agreement with Rosemary Street (Note 3) the Company issued Rosemary Street warrants to purchase 2,313,810 shares of common stock. The Company also issued warrants to purchase 600,000 shares of common stock to individuals as compensation for services rendered in connection with closing of the Securities Purchase Agreement. The Company also issued warrants to purchase 75,000 shares of common stock to an individual in consideration of his consent to the assignment by Rosemary Street to the Company of his first look agreement. These warrants have an exercise price of $3.40 per share, are fully vested, expire in June 2005 and remain unexercised at December 31, 2002.

In 1996, the Company issued warrants to purchase 62,500 shares of common stock at an exercise price of $5.00 per share. The warrants are fully vested and expire in October 2003. At December 31, 2002, these warrants remain unexercised.

In 1995, the company issued warrants to purchase 4,500,000 shares of common stock were issued at an exercise price of $5.00 per share. In January 2002, the Company exchanged 4,135,579 of 4,500,000 outstanding warrants for 295,291 shares of the Company's common stock. The remaining 364,421 warrants expired in February 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Through June 2000, Ellen Dinerman Little was employed by the Company as its co-chairman of the board, co-chief executive officer and president. In June 2000, the Company and Ms. Little terminated Ms. Little's existing employment agreement and the Company entered into a first look agreement with The Little Film Company, Inc. and Ms. Little. The agreement provides for a three-year term ending in June 2003. Pursuant to the first look agreement, The Little Film Company receives (i) an annual fee of $100,000; (ii) a discretionary revolving development fund of $100,000 for The Little Film Company's use in the option/acquisition of literary properties, engagement of writers and other customary development costs; and (iii) customary overhead, including office space, staff, telephone and reasonable travel costs of up to $150,000 per year.

The Little Film Company also will be compensated on a project-by-project basis. The Company will have an exclusive "first look" on any project that The Little Film Company owns or controls or any project that it has the right to acquire or may wish to acquire for development or production. The Little Film Company will furnish the Company with the services of Ms. Little in connection with the development and possible production of theatrical motion pictures based upon accepted artist submissions meeting certain criteria. We did not compensate The Little Film Company relative to the production of any films during 2002 and 2001.

In October 2000, the Company entered into a consulting agreement with Wharton Capital Partners Ltd. ("Wharton"). Barry Minsky, a director of the Company, is the chief executive officer and a 50% stockholder of Wharton. Under the agreement, Wharton received a one-time fee of $100,000, and a monthly fee of $4,166 for 24 months beginning in November 2000. If Wharton introduces the Company to a financing source and the Company consummates any public or private equity and/or debt financing with the source during the term of the consulting agreement or during the two-year period following the expiration of the agreement, then the Company also will pay Wharton an amount equal to (i) 5% of all funds received by the Company from such public or private equity financing and (ii) 3% of all funds received by the Company from such public or private debt financing. Additionally, upon completion of an equity-based financing, the Company will issue to Wharton warrants to purchase shares of the Company's common stock equal to 5% of the common stock or common stock equivalents issued in the financing at an exercise price equal to 120% of the five-day average closing bid price prior to the closing of such financing. The warrants will be exercisable on a cashless basis and will have registration rights. During the three years ended December 31, 2002, the Company recorded expenses of $37,500, $50,000 and $112,500, respectively, related to services rendered by Wharton.

In May 2002, the Company and Seven Hills formed a joint venture company to provide marketing and distribution funds for the theatrical release of motion pictures. Reverge Anselmo, a director of the Company, is the sole member and manager of Seven Hills, and Patrick Costello, a director of the Company, is the chief financial officer of Seven Hills. In June 2002, Seven Hills funded the Company's $2,000,000 capital contribution to the joint venture company pursuant to a convertible promissory note issued by the Company and the joint venture company (Notes 3 and 6). Also in June 2002, the Company, Seven Hills and the joint venture company entered into a Film Marketing and Distribution Agreement, pursuant to which the joint venture company will market and distribute motion pictures that the Company or Seven Hills selects on an alternating basis. Under the agreement, the Company will receive a distribution fee equal to 10% of the Theatrical Gross Receipts (as defined in the agreement) derived from the U.S. theatrical distribution of each picture designated by Seven Hills that the joint venture company distributes. During 2002, the joint venture did not market or distribute any movies and therefore no fees were earned or received by the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space and office equipment under various operating leases, which expire between 2003 and 2007. Total rental expense under these leases for the years ended December 31, 2002, 2001 and 2000 amounted to $517,000 $278,000 and $255,000, respectively. Minimum annual rental payments under non-cancelable leases are as follows:

         2003                       $     511,000
         2004                             508,000
         2005                             503,000
         2006                             503,000
         2007                             205,000
                                    -------------
                                    $   2,230,000
                                    =============

As of December 31, 2002, the Company was committed to pay minimum guarantees of approximately $2,933,000 contingent upon delivery of certain films to the Company.

Additionally, the Company has entered into arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These guarantees generally are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of December 31, 2002, the Company had three such commitments outstanding, whereby the total amount committed was $10,238,000. These guarantees are summarized below.


                      Term of Guarantee                    Maximum Potential  Current Carrying
                    --------------------                       Amount of        Amount of                      Projected Future
                      From         To         Guarantee     Future Payments      Libaility       Assets Held      Contracts
                     ------      ------       ---------    ----------------   ----------------   -----------   ----------------
Film 1              10/04/01    10/04/04     $ 5,240,000     $   2,598,000     $         -       $ 2,675,000       $  2,200,000
Film 2              12/03/00    12/03/03       3,998,000         3,559,000       2,046,000         1,683,000          1,996,000
Film 3              01/31/02    01/31/05       1,000,000           717,000         371,000           712,000            695,000
                                          -------------------------------------------------------------------------------------
                                             $10,238,000     $   6,874,000     $ 2,417,000       $ 5,070,000       $  4,891,000
                                          =====================================================================================

In the event any of the guarantees are drawn upon, the Company has the right to retain proceeds from the collection of accounts receivable in addition to proceeds from the future contracts of distribution rights in the respective film where the guarantee had been called (both, net of fees and expenses) until we have recovered any guarantee paid. The table above reflects the amount of cash and accounts receivable held ("Assets Held") along with management's estimate of the value of future contracts of distribution rights ("Projected Future Contracts") to the respective film as of December 31, 2002. Management expects that the possibility of having to honor its contingent obligations under these agreements is remote and in the event any of the guarantees are drawn upon, management believes that proceeds from the liquidation of accounts receivable and further distribution rights will be sufficient to cover the maximum amount of future payments under each guarantee.

NOTE 11 - FOREIGN SALES AND SIGNIFICANT CUSTOMERS:

The Company's foreign revenues are summarized as follows:

                                           Years Ended December 31,
                                           ------------------------
                                  2002              2001               2000
                                  ----              ----               ----
                                                (in thousands)
    Western Europe              $      8,478     $     11,782        $     9,289
    Asia                               1,280            2,420              1,999
    Latin America                      1,676            1,684              1,139
    Eastern Europe                       600              641                806
    Other                                306            2,238              1,775
                                ------------     ------------        -----------
                                $     12,340     $     18,765        $    15,008
                                ============     ============        ===========

No customers accounted for 10% or more of the Company's revenues for the years ended December 31, 2002 and 2001, one customer accounted for $3,014,000 or 13.3% of the revenues for the year ended December 31, 2000.

NOTE 12 - 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 15% of his or her respective compensation or the applicable statutory limitation. The Company matches one-half of the first 4% contributed by the employee. Amounts contributed by each employee are immediately vested and amounts contributed by the Company vest over a five-year period at the rate of 20% per year. The Company's contributions to the plan were $48,000, $35,000 and $24,000 in 2002, 2001 and 2000, respectively.

NOTE 13 - SEGMENT INFORMATION

The Company has managed its business in two operating segments: Motion Picture Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment.

     The Motion Picture Distribution segment acquires licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. Activities include direct theatrical, video and DVD distribution in the U.S. as well as licensing of rights to other theatrical, video and DVD distributors and to pay, basic and free television broadcasters throughout the world. The Television Commercial Production segment produces commercials for manufacturers and service providers who use the commercial to promote their products and services. There were no inter-segment transactions during the years reported. The Company evaluates performance based on income or loss from operations before interest expense and taxes. The Television Commercial Production segment has become relatively inactive and the Company has eliminated substantially all overhead related to this segment. In the future, if the Company produces any television commercials, it will likely use a company partially owned by Christopher J. Cooney, the Company's co-chairman and chief executive officer, and Jeffrey
Cooney, the Company's executive vice president and a director, to provide all support services needed in exchange for a fee.

Financial information by operating segment is set forth below:



                                        Year Ended and as of December 31, 2002            Year Ended and as of December 31, 2001
                                        --------------------------------------            --------------------------------------
                                                      Television                                        Television
                                        Motion        Commercial                         Motion         Commercial
                                       Pictures       Production         Total          Pictures        Production         Total
                                    --------------- ---------------  --------------- --------------- ----------------- -------------
                                                    (in thousands)                                    (in thousands)
Revenues from external
    Customers                           $ 25,541         $   1,158      $  26,699       $  34,881          $    263        $ 35,144

Loss from operations
    before interest and taxes             (9,481)              125         (9,356)         (2,387)             (775)         (3,162)

Total assets                              41,729               193         41,922          45,264               207          45,471



NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED):

     As of December 31, 2002, the Company has sustained cumulative losses which have resulted in a breach of the covenant contained in the credit agreement with JPMorgan that sets forth a minimum level of net worth that the Company is required to maintain. The Company has requested a waiver of this breach. JPMorgan currently is considering this request and the Company is in negotiation with respect to further modifications JPMorgan will require to the credit agreement in exchange for such waiver. At this point, JPMorgan has indicated that these modifications will likely include an immediate reduction of the commitment level under the credit agreement from $40 million to approximately $20 million, with further reductions so that by January 1, 2004 the commitment level will be $15 million. The minimum net worth requirement would be waived until December 31, 2003, subject to the Company maintaining a positive net worth as calculated pursuant to GAAP . These modifications require the agreement of 51% of the voting right of the participating banks (the percentage based upon the proportionate commitment of each bank to the total commitment of $40 million). Final resolution of this matter is expected by April 30, 2003. Until then, the Company is precluded from drawing further funds under the credit facility.

FIRST LOOK MEDIA, INC.
(formerly known as Overseas Filmgroup, Inc.)

Schedule II - Valuation and Qualifying Accounts

                                                    Balance at             Charged to
                                                   Beginning of            Costs and                    Balance at
          Allowance for Doubtful Accounts              Year                 Expenses       Deductions   End of Year
          -------------------------------          -------------           ---------       ----------  -------------
                                                                                 (in thousands)
Year Ended December 31, 2002                       $       1,150           $   2,175       $    (924)  $       2,401
Year Ended December 31, 2001                               1,100               1,268          (1,218)          1,150
Year Ended December 31, 2000                               1,100               1,876          (1,876)          1,100



To the Board of Directors
And shareholders of First Look Media, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Century City, California
March 28, 2003