Form 10-Q
period 2003-03-31
FIRST LOOK MEDIA INC
filed 2003-05-15
CIK 917079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X


     The number of shares of common stock outstanding as of May 15, 2003 was 14,539,573.

                             FIRST LOOK MEDIA, INC.

                                      INDEX


                         Part I - Financial Information



Item 1. Financial Statements

                                                                                                      Page
                                                                                                      ----

         Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002.................3

         Consolidated Statements of Operations (unaudited) for the three months ended
                  March 31, 2003 and March 31, 2002.....................................................4

         Consolidated Statements of Cash Flows (unaudited) for the three months ended
                  March 31, 2003 and March 31, 2002.....................................................5

         Notes to Consolidated Financial Statements (unaudited).........................................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................13

Item 4. Controls and Procedures.........................................................................13

                           Part II - Other Information
Item 1.  Legal Proceedings..............................................................................14

Item 2.  Changes in Securities and Use of Proceeds......................................................14

Item 3.  Defaults Upon Senior Securities................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders............................................14

Item 5.  Other Information..............................................................................14

Item 6.  Exhibits and Reports on Form 8-K...............................................................14

                  Signature.............................................................................15
                  Certification Pursuant to 18 U.S.C. Section 1350......................................16
                  Certification Pursuant to Rule 3a-14 and 15d-14.......................................17


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRST LOOK MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,          December 31,
                                                                                        2003                 2002
                                                                                        ----                 ----
                                                                                     (Unaudited)
                                                                                             (in thousands)
                                                       ASSETS:
                                                       ------
Cash and cash equivalents                                                        $         2,989      $          713
Accounts receivable, net of allowance for doubtful accounts of $2,009,000 and
   $2,401,000 at March 31, 2003 and December 31, 2002, respectively                       10,957              14,545
Investment                                                                                 2,000               2,000
Film costs, net of accumulated amortization                                               20,273              23,198
Other assets                                                                               1,312               1,466
                                                                                 ------------------  ------------------
               Total assets                                                      $          37,531    $        41,922
                                                                                 ==================  ==================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
                                        -------------------------------------
Accounts payable and accrued expenses                                            $          1,715     $         1,632
Accrued interest payable                                                                       58                  84
Deferred revenue                                                                            1,535               1,209
Payable to producers                                                                       14,316              16,084
Notes payable                                                                              18,766              20,254
                                                                                 ------------------  ------------------
               Total liabilities                                                           36,390              39,263
                                                                                 ------------------  ------------------

Shareholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized; 14,584,573 shares issued; 14,539,573 shares outstanding at March 31, 2003 and December 31, 2002,
respectively                                                                                   15                  15
Additional paid in capital                                                                 36,657              36,657
Accumulated deficit                                                                       (35,444)            (33,926)
Treasury stock at cost, 45,000 shares                                                         (87)                (87)
                                                                                 ------------------  ------------------
        Total shareholders' equity                                                          1,141               2,659
                                                                                 ------------------  ------------------
        Total liabilities and shareholders' equity                               $         37,531     $        41,922
                                                                                 ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.


                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                 2003                         2002
                                                                                 ----                         ----
                                                                            (in thousands except per share amounts)

Revenues                                                                $              5,707      $            6,781

Expenses:
     Film costs                                                                        3,381                   3,544
     Distribution and marketing                                                        1,952                   1,652
     Selling, general and administrative                                               1,599                   1,856
                                                                        ----------------------   ---------------------
        Total expenses                                                                 6,932                   7,052
                                                                        ----------------------   ---------------------
Loss from operations                                                                  (1,225)                   (271)
                                                                        ----------------------   ---------------------

Other income (expense):
     Interest income                                                                       7                       1
     Interest expense                                                                   (297)                   (263)
     Other income                                                                         65                      25
                                                                        ----------------------   ---------------------
        Total other expense                                                             (225)                   (237)
                                                                        ----------------------   ---------------------
Loss before income taxes                                                              (1,450)                   (508)
Income tax provision                                                                      68                      18
                                                                        ----------------------   ---------------------
Net loss                                                                $             (1,518)     $             (526)
                                                                        ======================   =====================
Basic and diluted loss per share                                        $              (0.10)     $            (0.04)
                                                                        ======================   =====================
Weighted average number of common shares outstanding                                  14,540                  11,876
                                                                        ======================   =====================

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST LOOK MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                    2003                     2002
                                                                                    ----                     ----
                                                                                             (in thousands)
Cash flows from operating activities:
   Net loss                                                          $            (1,518)     $             (526)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Film costs                                                                     3,381                   3,544
    Additions to film costs                                                          (30)                 (2,091)
    Payments to producers                                                         (2,194)                 (2,600)
    Capital loss and other non-cash loss                                              12                       -
Changes in operating assets and liabilities:
    Accounts receivable                                                            3,588                    (322)
    Other assets                                                                     154                      54
    Accounts payable and accrued expenses                                             57                     258
    Deferred revenue                                                                 326                    (137)
                                                                     ---------------------   ---------------------
        Net cash provided by (used in) operating activities                        3,776                  (1,820)
                                                                     ---------------------   ---------------------

Cash flows from financing activities:
     Net (pay down) borrowings under credit facility                              (1,500)                  1,000
     Net pay down of subordinated note payable                                         -                    (180)
     Equity financing costs                                                            -                    (195)
                                                                     ---------------------   ---------------------
        Net cash (used in) provided by financing activities                       (1,500)                     625
                                                                     ---------------------   ---------------------
Net increase (decrease) in cash and cash equivalents                               2,276                  (1,195)
Cash and cash equivalents at beginning of period                                     713                   1,673
                                                                     ---------------------   ---------------------

Cash and cash equivalents at end of period                           $             2,989      $              478
                                                                     =====================   =====================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                         $               282      $              302
                                                                     =====================   =====================
    Income taxes                                                     $                 9      $               10
                                                                     =====================   =====================
    Foreign withholding taxes                                        $                59      $                8
                                                                     =====================   =====================

The accompanying notes are an integral part of these consolidated financial statements.


                             FIRST LOOK MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

     The accompanying unaudited consolidated financial statements of First Look Media, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     For the two years ended December 31, 2002, the Company had operating losses of $11,711,000 and its operating activities used $17,221,000 of cash. Although the Company generated $3,776,000 of cash from operating activities during the first quarter of 2003, operating losses totaled $1,225,000, which was primarily due to decreased revenues, a level of overhead disproportionate to margins generated and increased bad debt expenses. As of March 31, 2003, the Company had cash and cash equivalents of $2,989,000 and, based on its calculations, approximately $2,051,000 was available for borrowing under its JPMorgan credit facility. Although the Company had positive cash flow from operating activities for the three months ended March 31, 2003, the operating losses and negative cash flow the Company has experienced, along with the general market conditions for the Company's business, have resulted in ongoing review and discussions between the Company and its primary lender, JPMorgan, and the participating banks in its credit facility. In February 2003, at JPMorgan's request, the Company and JPMorgan amended the credit agreement to reduce the amount the Company is permitted to borrow under the credit facility in relation to its library value. The credit agreement initially provided that the Company could borrow up to 50% (the "advance rate") of the valuation of its library, conducted by an independent third party approved by JPMorgan. Under the amendment, the advance rate was reduced to 45% as of April 1, 2003 and will be further reduced to 40% as of July 1, 2003 and to 35% as of October 1, 2003. As of December 31, 2002 and March 31, 2003, the losses the Company incurred resulted in its breach of the covenant in its credit agreement that requires the Company to maintain a minimum level of net worth. In April 2003, the Company and JPMorgan further amended the credit agreement, pursuant to which JPMorgan waived the breach of the net worth covenant through December 31, 2003 (subject to the Company maintaining a positive net worth, as defined) and the Company agreed to reduce the commitment from $40 million to $19 million on April 15, 2003, to $18 million on July 1, 2003, to $17 million on October 1, 2003 and to $14.5 million on January 1, 2004.

     The Company's significant net losses and negative cash flow, along with the most recent modifications under the credit agreement with JPMorgan, raise questions about its ability to continue as a going concern. The Company has been reviewing its past business plan, alternative plans and other options and has made reductions in overhead, including staff reductions. In addition, the Company has not renewed certain consulting contracts or its first look arrangement with Grandview Pictures and has significantly reduced its investments in films. The Company also is actively in discussion with various parties regarding potential strategic relationships, equity investment and revised business plans. If the Company is not successful in generating sufficient future cash flow from operations in accordance with its current or an altered business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on the business, results of operations and financial condition of the Company, including the ability of the Company to continue to operate as a going concern.

 2.      Film Costs


         Film costs consist of the following:

                                                              March 31, 2003         December 31, 2002
                                                              --------------         -----------------
                                                                          (in thousands)

         Films in release net of accumulated amortization     $    16,111              $     15,601
         Films not yet available for release                        4,162                     7,597
                                                              --------------------  ------------------------
                                                              $    20,273              $     23,198
                                                              ====================  ========================


3.   Off Balance Sheet Commitments

     As of March 31, 2003, the Company was committed to pay minimum guarantees of approximately $3,058,000 contingent upon delivery of certain films to the Company.

     Additionally, the Company has entered into arrangements with German film financing partnerships whereby the Company has guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These guarantees generally are not recorded as liabilities unless and until management expects that proceeds from the licensing and distribution of the related film, net of fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of March 31, 2003, the Company had three such commitments outstanding, whereby the total amount committed was $10,238,000. These guarantees are summarized below.



                      Term of Guarantee                         Maximum          Current
                      -----------------                         Potential       Carrying                        Projected
                                                             Amount of Future    Amountof                        Future
                       From        To          Guarantee       Payments         Liability     Assets Held       Contracts
                       ----        --         -----------     -----------       ---------     ----------       ----------
         Film 1      10/04/01   10/04/04      $ 5,240,000     $2,607,000        $        -     $1,311,000      $2,200,000
         Film 2      12/03/00   12/03/03        3,998,000      3,101,000         1,442,000      1,950,000       1,991,000
         Film 3      01/31/02   01/31/05        1,000,000        717,000           164,000        804,000         691,000
                                          ---------------------------------------------------------------------------------
                                              $10,238,000     $6,425,000        $1,606,000     $4,065,000      $4,882,000
                                          =================================================================================

     In the event any of the guarantees are drawn upon, the Company has the right to retain proceeds from the collection of accounts receivable in addition to proceeds from future contracts related to licensing of distribution rights in the respective film where the guarantee had been called (both, net of fees and expenses) until we have recovered any guarantee paid. The table above reflects the amount of cash and accounts receivable held ("Assets Held") along with management's estimate of the value of future contracts related to the licensing of distribution rights ("Projected Future Contracts") to the respective film as of March 31, 2003. Management expects that the possibility of having to honor its contingent obligations under these agreements is remote and in the event any of the guarantees are drawn upon, management believes that proceeds from the liquidation of accounts receivable and further distribution rights will be sufficient to cover the maximum amount of future payments under each guarantee.

4.   Segment Information

     For the period from July 1, 2001 through September 30, 2002, the Company managed its business in two operating segments: Motion Picture

     Distribution and Television Commercial Production. The segments were determined based upon the types of products and services provided and sold by each segment. The Motion Picture Distribution segment, the Company's primary line of business, acquires licenses, distributes, sells and otherwise exploits distribution rights to motion pictures. The Television Commercial Production segment produced commercials for manufacturers and service providers who use the commercial to promote their products and services. This segment generated $1,158,000 and $263,000 of revenues during the years ended December 31, 2002 and 2001, respectively. Beginning in the fourth quarter of 2002, however, this segment became inactive and the Company eliminated substantially all related overhead. In the future, if the Company produces any television commercials, it will likely use a company partially owned by Christopher J. Cooney, the Company's co-chairman and chief executive officer, and Jeffrey Cooney, the Company's executive vice president and a director, to provide all support services needed in exchange for a fee.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this Form 10-Q and in future filings by our company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Exhibit 99: Risk Factors" included in our Form 10-K for the year ended December 31, 2002. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

     The operations of our company were established as a private company in February 1980 under the name Overseas Filmgroup, Inc. We were formed in December 1993 under the name "Entertainment/Media Acquisition Corporation" for the purpose of acquiring an operating business in the entertainment and media industry. We acquired the operations of Overseas Filmgroup, Inc. through a merger in October 1996 and we were the surviving corporation in the merger. Immediately following the merger, we changed our name to "Overseas Filmgroup, Inc." and succeeded to the operations of the private company. In January 2001, we changed our name to "First Look Media, Inc." in order to reflect the broadening of our operations beyond foreign distribution of independently produced feature films to additional areas such as U.S. theatrical and video/DVD distribution.

         Today, we are principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. We directly distribute certain motion pictures in the domestic theatrical market under the name "First Look Pictures" and in the domestic video/DVD market under the name "First Look Home Entertainment."


Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues decreased by $1,074,000 (15.8%) to $5,707,000 for the three months ended March 31, 2003 from $6,781,000 for the three months ended March 31, 2002. The decrease was primarily due to decreases in revenue from the licensing of films ($1,933,000 for the three months ended March 31, 2003 compared to

$4,088,000 for the three months ended March 31, 2002), decreased airline revenues ($42,000 for the three months ended March 31, 2003 compared to $137,000 for the three months ended March 31, 2002) and decreased revenue from the theatrical release of films in the U.S. market ($23,000 for the three months ended March 31, 2003 compared to $161,000 for the three months ended March 31,
2002). These decreases were partially offset by increases in revenue from the direct distribution of motion pictures in the U.S. video market ($2,863,000 for the three months ended March 31, 2003 compared to $1,513,000 for the three months ended March 31, 2002).

     Film costs as a percentage of revenues increased to 59.2% for the three months ended March 31, 2003 compared to 52.3% for the three months ended March 31, 2002. Film costs include amortization of capitalized production and acquisition costs and video and DVD duplication costs as well as current period participation cost accruals. This increase was primarily due to higher amortization of capitalized production and acquisition costs on films licensed in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Distribution and marketing expenses increased by $300,000 (18.2%) to $1,952,000 for the three months ended March 31, 2003 from $1,652,000 for the three months ended March 31, 2002. Distribution and marketing expenses as a percentage of revenues increased to 34.2% for the three months ended March 31, 2003 compared to 24.4% for the three months ended March 31, 2002. This increase was primarily due to increased marketing and distribution costs related to the direct distribution of films in the theatrical, video and DVD markets in the U.S. ($1,132,000 for the three months ended March 31, 2003 compared to $680,000 for the three months ended March 31, 2002). In accordance with the accounting standards, we expense distribution and marketing expenses as incurred.

     Selling, general and administrative expenses, net of amounts capitalized to film costs, decreased by $257,000 (13.9%) to $1,599,000 for the three months ended March 31, 2003 from $1,856,000 for the three months ended March 31, 2002. We capitalize a portion of our overhead costs incurred in connection with our production activities related to a motion picture by adding these costs to the capitalized film costs of the motion picture. The decrease in general and administrative expenses was primarily as a result of decreases in:

     o    salaries and payroll taxes of $130,000;
     o    bad debt expense and reserves of $116,000;
     o    office supplies of $48,000;
     o    consulting fees of $24,000;
     o    legal fees of $12,000; and
     o    publicity of $12,000.

     These decreases were partially offset by increases in:

     o    rental expenses of $36,000;
     o    decreased capitalized overhead of $33,000; and
     o    accounting fees of $18,000.

     Net other expense was $225,000 for the quarter ended March 31, 2003 compared to $237,000 for the quarter ended March 31, 2002. The decrease was primarily due to an increase in other income ($65,000 for the three months ended March 31, 2003 compared to $25,000 for the three months ended March 31, 2002), partially offset by an increase in interest expense ($297,000 for the three months ended March 31, 2003 compared to $263,000 for the three months ended March 31, 2002).

     As a result of the above, we had a net loss of $1,518,000 for the quarter ended March 31, 2003 (reflecting foreign withholding taxes and state taxes of $68,000), compared to a net loss of $526,000 (reflecting foreign withholding taxes and state taxes of $18,000) for the quarter ended March 31, 2002.

Liquidity and Capital Resources

     We require substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for our operations have been cash flow from operations, bank borrowings and equity financings.

June 2002 Private Placement

     In June 2002, we consummated a private placement with Seven Hills Pictures, LLC, in which we sold to Seven Hills, for an aggregate cash purchase price of $6,050,000, 2,630,434 shares of our common stock and five-year warrants to purchase up to 1,172,422 shares of our common stock at an exercise price of $3.40 per share. Warrants to purchase 881,137 shares of common stock are immediately exercisable and will expire on June 25, 2007. Warrants to purchase 291,285 shares of common stock ("Note Warrants") only will become exercisable upon conversion of the convertible promissory note described below, in proportion to the amount of the note converted if the note is not converted in whole, and will expire on June 25, 2007. If no portion of the note is converted into common stock, then the Note Warrants will not become exercisable. As of March 31, 2003, Seven Hills owned approximately 18.1% of our outstanding voting securities.

     Additionally, in May 2002, the Company and Seven Hills formed a joint venture company. In connection with formation of the joint venture, the Company and the joint venture company issued a $2,000,000 convertible promissory note to Seven Hills. The note bears interest at a rate of 4% per annum, payable quarterly in arrears, and principal and unpaid interest on the note are payable on June 25, 2008. The note is recourse against us as to interest only (accrued prior to the maturity date) and against the joint venture company as to both principal and interest. The note has been discounted by approximately $268,000, the value of the Note Warrants, which discount will be amortized over the term of the note.

JPMorgan Facility

     In June 2000, we entered into a $40 million credit facility with JPMorgan Securities, Inc. (formerly Chase Securities, Inc. and The Chase Manhattan Bank) ("JPMorgan") and other commercial banks and financial institutions. A portion of the proceeds from this credit facility was used to repay outstanding loans and accrued interest under our previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. The remaining proceeds have been used to finance our production, acquisition, distribution and exploitation of feature length motion pictures, video product and rights and for working capital and general corporate purposes.

     Under the JPMorgan facility, we borrow funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit that may be reduced, partially or in whole, at any time and are to be fully paid on June 20, 2005. The JPMorgan facility also provides for letters of credit to be issued from time to time upon our request. Amounts available for drawing (referred to as the "borrowing base") under the JPMorgan facility are calculated each month and, under the original terms of the credit agreement, could not exceed the $40 million commitment. The main components of the borrowing base include a library credit (originally 50% of the value of our film library, based upon a third party valuation of future cash flows, which, under the terms of the credit agreement, is required to be updated every twelve months) and an accounts receivable credit (85% of net accounts receivable which are acceptable to JPMorgan). As of March 31, 2003, we had borrowed an aggregate of $17,000,000 under the JPMorgan facility and an additional $2,051,000 was available to borrow based upon borrowing base calculations provided to JPMorgan as of March 31, 2003.

     The amounts drawn down under the JPMorgan facility bear interest, as we may select, at rates based on either LIBOR plus 2% or a rate per annum equal to the greater of (a) the Prime Rate plus 1%, (b) the Base CD Rate plus 2% and (c) the Federal Funds Effective Rate plus 1.5% (as these terms are defined in the credit agreement). In addition to an annual management fee of $125,000, we pay a commitment fee on the daily average unused portion of the JPMorgan facility at an annual rate of 0.5%. Upon entering the JPMorgan facility, we paid a one-time fee of approximately $848,000 as a cost of acquiring the JPMorgan facility. The JPMorgan facility restricts the creation or incurrence of indebtedness of additional securities. The JPMorgan facility is collateralized by all of our tangible and intangible assets and future revenues.

     The operating losses and negative cash flow we have experienced, along with the general market conditions for our business, have resulted in ongoing review and discussions with JPMorgan and the participating banks in our credit facility. In February 2003, at JPMorgan's request, we and JPMorgan amended the credit agreement to reduce the amount we are permitted to borrow under the credit facility in relation to our library value. The credit agreement initially provided that we could borrow up to 50% (the "advance rate") of the valuation of our library, conducted by an independent third party approved by JPMorgan. Under the amendment, the advance rate was reduced to 45% as of April 1, 2003 and will be further reduced to 40% as of July 1, 2003 and to 35% as of October 1, 2003. As of December 31, 2002 and March 31, 2003, the losses we incurred resulted in our breach of the covenant in the credit agreement that requires us to maintain a minimum level of net worth. In April 2003, we and JPMorgan further amended the credit agreement, pursuant to which JPMorgan waived the breach of the net worth covenant through December 31, 2003 (subject to our maintaining a positive net worth, as defined) and we agreed to reduce the commitment from $40 million to $19 million on April 15, 2003, to $18 million on July 1, 2003, to $17 million on October 1, 2003 and to $14.5 million on January 1, 2004.

Off Balance Sheet Commitments

     In addition to direct bank borrowings, we occasionally enter into contractual arrangements whereby we commit to pay certain amounts for the acquisition of distribution rights of a film at a date in the future. These contractual commitments are sometimes used by producers or other rights owners to access production financing with respect to the given film. These commitments generally are subject to the rights owner meeting certain conditions, including delivery by the rights owner to us of certain physical materials and legal documents relating to the film that will enable us to properly exploit the rights we are acquiring. Once these conditions are met, we become obligated under our contract to pay the amounts called for in the given contract. We treat these types of commitments as liabilities, includable in our balance sheet only upon satisfaction of the conditions to our obligation and disclose these obligations as commitments. As of March 31, 2003, the total of these outstanding commitments was $4,622,000, of which $1,564,000 was reflected as a liability on our balance sheet (Payable to Producers) and $3,058,000 was not reflected as a liability on our balance sheet, but will be once the various conditions to our commitment, including delivery of the related film, are satisfied.

     Additionally, we have entered into arrangements with German film financing partnerships whereby we have guaranteed that within three years from the commencement of principal photography of the related film, the licensing and distribution proceeds, net of our fees and expenses, will be no less than sixty to eighty percent (depending upon the specific arrangement) of the amount funded toward the production cost of the related film. These guarantees generally are not recorded as liabilities unless and until we expect that proceeds from the licensing and distribution of the related film, net of our fees and expenses, will be insufficient to cover the guarantee within the agreed upon period for the particular film. As of March 31, 2003, we had three such commitments outstanding, whereby the total amount committed was $10,238,000. These guarantees are summarized below.

             Term of Guarantee                                  Maximum          Current
             -----------------                                 Potential        Carrying                      Projected
                                                             Amount of Future    Amountof                      Future
              From        To               Guarantee           Payments         Liability     Assets Held     Contracts
              ----        --               -----------        -----------       ---------     ----------     ----------
Film 1      10/04/01     10/04/04           $5,240,000         $2,607,000     $        -      $1,311,000     $2,200,000
Film 2      12/03/00     12/03/03            3,998,000          3,101,000      1,442,000       1,950,000      1,991,000
Film 3      01/31/02     01/31/05            1,000,000            717,000        164,000         804,000        691,000
                                      ------------------------------------------------------------------------------------
                                           $10,238,000         $6,425,000     $1,606,000      $4,065,000     $4,882,000
                                      ====================================================================================

In the event any of the guarantees are drawn upon, we have the right to retain proceeds from the collection of accounts receivable in addition to proceeds from the future contracts of distribution rights in the respective film where the guarantee had been called (both, net of our fees and expenses) until we have recovered any guarantee paid. The table above reflects the amount of cash and accounts receivable held ("Assets Held") along with our estimate of the value of future licenses of distribution rights ("Projected Future Contracts") to the respective film as of March 31, 2003. We expect that the possibility of having to honor our contingent obligations under these agreements is remote and in the event any of the guarantees are drawn upon, we believe that proceeds from the liquidation of accounts receivable and further distribution rights will be sufficient to cover the maximum amount of future payments under each guarantee.

Resources

     For the two years ended December 31, 2002, we had operating losses of $11,711,000 and operating activities used $17,221,000 of cash. Although $3,776,000 of cash was generated by our operating activities during the first quarter of 2003, our operating losses totaled $1,225,000, which was primarily due to decreased revenues, a level of overhead disproportionate to margins generated and increased bad debt expenses. As of March 31, 2003, we had cash and cash equivalents of $2,989,000 and, based on our calculations, approximately $2,051,000 was available for borrowing under the JPMorgan facility.

     Our significant net losses and negative cash flow, along with the most recent modifications under the credit agreement with JPMorgan, raise questions about our ability to continue as going concern. We have been reviewing our past business plan, alternative plans and other options and have made reductions in overhead, including staff reductions. In addition, we have not renewed certain consulting contracts or our first look arrangement with Grandview Pictures and have significantly reduced our investments in films. We also are actively in discussion with various parties regarding potential strategic relationships, equity investment and revised business plans. If we are not successful in generating sufficient future cash flow from operations in accordance with our current or an altered business plan, raising additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition, including our ability to continue to operate as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments. Because only a small portion of our revenues is denominated in foreign currency, we do not believe there is a significant risk imposed on us due to the fluctuations in foreign currency exchange rates. The table below provides information about our debt obligations as of March 31, 2003, including principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                             Expected Maturity Date
                                                                                 (in thousands)
                                                       2004        2005        2006        2007        2008
                                                       ----        ----        ----        ----        ----

Borrowings under credit facility                         -        $17,000                    -
    Average interest rate (variable)                   3.3%        3.3%         -            -           -

Subordinated note payable                                -           -          -            -        $2,000
    Average interest rate                               4%          4%          4%          4%          4%


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2003, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.38 Amendment No. 5, dated as of April 18, 2003, to the Credit, Security, Guaranty and Pledge Agreement dated as of June 20, 2000, as amended among our company as Borrower, the Guarantors named therein, the Lenders referred to therein, and JPMorgan Chase Bank, as Administrative Bank and as Issuing Bank.

(b)  Reports on Form 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2003


                                        FIRST LOOK MEDIA, INC.



                                        By: /s/ William F. Lischak
                                            -----------------------
                                            William F. Lischak
                                            Chief Financial Officer, Chief
                                            Operating Officer and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Look Media, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


May 15, 2003

                                              /s/ Christopher J. Cooney
                                              --------------------------
                                              Christopher J. Cooney
                                              Chief Executive Officer



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


Dated:  May 15, 2003                   /s/ Christopher J. Cooney
                                       -------------------------
                                       Christopher J. Cooney
                                       Chief Executive Officer

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


Dated:  May 15, 2003                       /s/ William F. Lischak
                                           ----------------------
                                           William F. Lischak
                                           Chief Financial Officer,
                                           Chief Operating Officer and Secretary